Form 10-K
period 1996-06-30
HPR INC
filed 1996-09-23
CIK 947482

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

- -------------------

FORM 10-K


FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to________________________



Commission file number: 0-26348

HPR Inc.
(Exact name of registrant as specified in its charter)

Delaware                                     04-2985551
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No)


245 First Street
Cambridge, MA 02142
(Address of principal executive offices)

(617) 679-8000
(Registrant's telephone number, including area code)


Securities registered pursuant to 12(b) of the Act:

Title of each class           Name of each exchange on which registered
None                          _____________________________________


Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, par value $0.01
          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by stockholders who are not affiliates of the registrant was approximately $160 million based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market on September 6, 1996.

As of August 30, 1996, there were outstanding 15,112,047 shares of the registrant's Common Stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV of this report on Form 10-K is incorporated by reference from certain portions of the Proxy Statement of the registrant to be filed pursuant to Regulation 14A and to be sent to stockholders in connection with the Annual Meeting of Stockholders to be held on November 1, 1996. Such Proxy Statement, except for the parts therein that have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.

PART I

Item 1. Business


The Company

    The Company was incorporated on September 28, 1987 in Massachusetts under the name HPR, Inc. The Company re-incorporated in Delaware on December 20, 1991, under the name Health Payment Review, Inc. On July 24, 1995, the name of the
Company was changed to HPR Inc. Unless the context otherwise requires, references herein to the "Company" and "HPR" refer to HPR Inc., a Delaware corporation, its wholly owned subsidiaries and HPR, Inc., its Massachusetts predecessor. On June 3, 1992, Concurrent Review Technology, Inc., a California corporation, was merged into the Company's wholly owned subsidiary, Concurrent Review Technology, Inc., a Delaware corporation. On August 16, 1995 the Company established a wholly-owned subsidiary, HPR Securities Corp., a Massachusetts corporation. On April 30, 1996, the Company acquired The Integrity Group, Inc., an Alabama corporation, which became a wholly owned subsidiary of HPR. The Company's executive offices are located at 245 First Street, Cambridge, Massachusetts 02142. Its telephone number is (617) 679-8000.

General

    HPR develops and markets software and proprietary database products incorporating clinical knowledge that enable payors and providers of healthcare services to better manage the financial risk associated with the delivery of healthcare and the quality of care. The Company's products are used to contain the costs of healthcare by clinically evaluating providers' claims for payment; measuring efficiency, quality and medical outcomes; determining appropriate utilization of medical services; influencing physician referral patterns; managing physician credentialing and recredentialing processes; and profiling providers' practice patterns. The Company's products are developed and maintained in consultation with over 200 board certified physicians serving on Company-organized panels.

     The Company's products are designed to meet the needs of parties assuming financial risk for the delivery of healthcare. HPR believes that providing clinical knowledge in usable form is essential to its customers. The Company believes it can be distinguished from its competitors through the depth and integrity of its "clinical knowledge-bases," as further described below. HPR is currently marketing its CodeReview(trademark, R), Patterns Review(trademark, TM) , Episode Profiler(trademark, TM), Quality Profiler(trademark, TM), Referral Profiler(trademark, TM), and Credentialer(trademark, TM) products. HPR markets its products through a combination of a national direct sales force and third-party marketing agreements.

     The Company was incorporated in 1987. In 1988, the Company introduced its first product, CodeReview. In 1992, the Company acquired the clinical knowledge-base for Patterns Review by means of a merger with Concurrent Review Technology, Inc., and shortly thereafter released Patterns Review. In May 1995, the Company released its third product, Episode Profiler and in October 1995 released its fourth product, Quality Profiler. With the acquisition of The Integrity Group, Inc. in April 1996, the Company acquired and began marketing its fifth product, Credentialer. The Company's sixth product, Referral Profiler, was released in July 1996.

Industry Background

    The United States healthcare industry is undergoing rapid change. In recent years, healthcare expenditures have increased at approximately twice the rate of inflation. In 1996, healthcare expenses are estimated to be approximately $1 trillion. The increase in healthcare expenditures has forced payors and providers to change the way they operate. As pressure to manage healthcare costs has increased, demand has intensified for healthcare information systems for use by the parties assuming financial risk. These parties include payors, such as employers; managed care organizations, including HMOs and preferred provider organizations ("PPOs"); traditional indemnity insurers and third party administrators ("TPAs"); and increasingly, providers, such as physicians, hospitals and integrated healthcare delivery systems. This environment has caused physicians to form groups or networks and to affiliate with hospitals, and has provided an impetus for consolidation among hospitals and the emergence of integrated healthcare delivery systems.

    Under the traditional fee-for-service model of payment for medical services, payors bore most of the financial risk for healthcare services. While payors initially focused on reducing administrative costs, effective cost containment also required them to address clinical issues, including overutilization, underutilization, referral patterns and clinical practice guidelines. Payors are responding to escalating costs by gradually shifting some portion of the financial risk associated with the delivery of healthcare to providers, generally under capitated payment arrangements. As a result, providers must learn how to manage financial risk and enhance their understanding of treatment costs, variability of costs and cost control measures, while continuing to demonstrate quality in the services provided.

    Historically, cost-containment efforts have been hampered by a lack of integrated clinical and financial information. Payors continue to require methods for cost control to review and correct healthcare claims. As managed care techniques are becoming more sophisticated and responsibility for cost containment is shared by payors and providers, however, these parties need to manage risk by controlling costs, demonstrating quality, measuring outcomes and performance and influencing utilization. Each of these goals requires the collection, analysis and interpretation of clinical and financial information related to the delivery of healthcare, intensifying the need for software and proprietary databases incorporating clinical knowledge.

Strategy

    HPR develops and markets software and proprietary database products incorporating clinical knowledge that enable payors and providers to better manage the financial risk in the delivery of healthcare. Key elements of the Company's strategy are to:

    - Maintain clinical focus. The Company has established its reputation by focusing on the application of clinical knowledge. HPR plans to continue to develop and expand its clinical knowledge-bases to deliver information solutions to its customers. The Company believes that its ability to incorporate clinical expertise into its products is a key strategic asset.

    - Target parties assuming financial risk. Historically, the Company's products have been used primarily by payors who traditionally have assumed most of the financial risk associated with the delivery of healthcare. In response to the shifting of risk from payors to providers, the Company has developed products that specifically address the needs of providers as well as payors.

    - Expand product line. The Company plans to expand its product line through research and development and the acquisitions of new products,
      technologies   and   businesses.   The  Company  is  currently   marketing
      CodeReview, Patterns Review , Episode Profiler, Quality Profiler, Credentialer, and Referral Profiler.

    - Leverage existing customer base. Through the introduction of new products, the Company can leverage its existing customer base by cross-selling. The modular design of the Company's products is intended to accommodate new products as they are introduced.

    - Generate recurring revenue. The Company generates recurring revenues through a combination of multi-year licenses and high renewal rates. The Company seeks to maintain and increase recurring revenues through a combination of regular product updates and comprehensive customer service.





Clinical Knowledge-Bases

    HPR believes that providing clinical knowledge in usable form is essential to meeting the needs of its customers. The Company believes it can be distinguished from its competitors through the depth and integrity of its "clinical knowledge-bases." Clinical knowledge-bases represent the codification of specific medical treatments, protocols and "best treatment practices" from within the medical community. These practices are represented as a series of software algorithms or rules. The rules contained in the clinical knowledge-bases form the foundation for the application software in the Company's products. The clinical knowledge-bases are updated continually and refined through the combined efforts of the Company's in-house clinical affairs staff of ten physicians and nurses and of the board-certified physicians serving on Company-organized panels, many of whom have been associated with the Company since its inception.

    The Company's application software and databases incorporate diagnoses and clinical procedures represented by numeric codes selected from industry-standard coding systems. These classification systems include the World Health Organization's International Classification of Diseases, 9th Edition ("ICD-9") (diagnostic codes); the American Medical Association's Current Procedural Terminology, 4th Edition ("CPT-4") (medical procedure codes) and U.S. Healthcare Financing Administration ("HCFA") Level I, II, and III HCFA Common Procedure Coding System ("HCPCS") (codes for procedures or services which are not incorporated into CPT-4). These coding systems are updated each year by the World Health Organization, the American Medical Association and HCFA, respectively.

    The Company develops clinical knowledge-bases for new products and regularly updates the clinical knowledge-bases for existing products. In addition to annual updates that incorporate the annual revisions to ICD-9, HCPCS and CPT-4 codes, the Company reviews its clinical knowledge-bases approximately once every two years to reflect changes in medical practice. Focusing on one medical specialty at a time, the clinical staff revises the rules incorporated into the clinical knowledge-bases on the basis of clinical experience, changes in medical practice and reviews of current medical literature.

    Revisions are subjected to multiple levels of review by the physicians serving on Company-organized panels. Participation on these panels is based upon experience with utilization review, geography, academic and practical experience, and medical specialty. As a result of the level of physician involvement in the development of its clinical knowledge-bases, HPR believes that its products have credibility among physicians who are subject to reimbursement and payment constraints imposed by cost containment efforts. This "clinical credibility" allows customers using the Company's products to be better able to influence physician practice patterns.

    - Consensus Panels. The Company has organized sixteen "consensus panels" of between eight and fifteen physicians. The consensus panels identify changes in medical practice relevant to revising and enhancing the Company's clinical knowledge-bases. Panelists are chosen for their clinical knowledge and practical experience within a medical specialty. There are over 200 board-certified physicians who are available to the Company for service on a consensus panel. Panel membership is rotated regularly to maintain balanced and diverse clinical perspectives. Each panelist is financially compensated. Consensus panels convene approximately eight to ten times per year.

    - Senior Advisory Panel. The "senior advisory panel" is comprised of approximately ten physicians who each have at least ten years of experience in utilization management or managed care and have participated in a consensus panel. The senior advisory panel reviews the work of consensus panels and the clinical knowledge-base updates that reflect annual revisions to diagnostic and procedural codes. Members of the senior advisory panel are financially compensated. The senior advisory panel meets once or twice per year.

    - Specialty Consultants. Currently more than 30 physicians with clinical expertise and utilization management experience serve as "specialty consultants." The specialty consultants are retained by the Company for advice on specific clinical issues on an as-needed basis.

Software Development

    In addition to the clinical knowledge-bases which form the foundations for its products, HPR has developed application software that enables customers to access the clinical knowledge-bases. HPR's clinical and software development staff collaborate to develop products designed to be responsive to customer needs. In particular, the products generally are portable, scaleable and customizable, and support an open architecture. The Company's software has been developed using commercially available technology.

Products

     HPR is currently marketing CodeReview(trademark, R), Patterns Review(trademark, TM) , Episode Profiler(trademark, TM), Quality Profiler(trademark, TM), Referral Profiler(trademark, TM), and Credentialer(trademark, TM). Each of these products is designed to be used individually or as part of an integrated system.
Current Products

    Clinical Payment Management System ("CPMS", trademark, TM)

    CPMS includes clinically sophisticated software products that can be integrated into user's claims processing system to detect and correct billing errors as well as identify potentially inappropriate or unnecessary care before the customers pay for it. HPR's CPMS products are available on many industry standard hardware and operating systems. The following products make up the Clinical Payment Management System.

    - CodeReview(trademark, R)

        CodeReview reduces healthcare claims costs by detecting, correcting and documenting improper or erroneous numerical coding of physician claims under both the CPT-4 and HCPCS coding systems. CodeReview makes no judgment about the necessity, clinical appropriateness or price of services rendered, but instead reviews medical treatment and procedure codes submitted by physicians for clinical inconsistencies and logical errors. CodeReview allows payors to subject physician claims to a consistent and objective claims review prior to making payment. CodeReview is also used by payors and providers to standardize billing data to permit fair comparisons of practice patterns.

        Generally, physicians are paid by payors for healthcare services performed according to a fee schedule associated with CPT-4 or HCPCS treatment codes. The coding systems used by physicians may allow a medical claim to be billed in various ways through the submission of different combinations of treatment codes. This may result in significantly different reimbursement for the claim. For example, the surgical removal of a gall bladder typically involves a series of distinct procedures to prepare the patient, remove the gall bladder, complete the surgery and monitor recovery. The surgery may also include exploration of the abdomen and imaging services. However, while exploration of the abdomen and the provision of imaging services each has a unique treatment code, proper billing practice requires coding the entire series as one procedure -- the removal of a gall bladder -- which generally reduces the payment due for the procedure.

        CodeReview screens each claim against its clinical knowledge-base, which incorporates all of the approximately 7,500 CPT-4 and 2,800 HCPCS Level II codes, and applies over 80,000 logical rules for detecting improper or erroneous coding to the claims submitted by providers. If, for example, a physicians files a claim with codes for both the removal of a gall bladder and the exploration of the abdomen, CodeReview "re-bundles" the claim, recoding it to include only removal of a gall bladder. CodeReview also detects other coding errors, such as "upcoding," or billing for a more extensive procedure than actually was performed.

        CodeReview can be customized to include procedures for which selected coverage policies may vary, or to account for regional variations in payment practices. CodeReview was introduced in 1988 and developed pursuant to a product development agreement with Caterpillar, Inc. There currently are more than 195 licensees of CodeReview, each of which has entered into a written noncancellable license agreement for a term of years with the Company pursuant to which the licensee generally agrees to pay an annual license fee for use of the product, maintain the product's confidentiality and use the product only for certain purposes.


    - Patterns Review(trademark, TM)

        Patterns Review evaluates physician practice patterns for both inpatient and outpatient services by comparing those patterns (determined on the basis of codes filed by the physician) with accepted medical standards for appropriateness, frequency and intensity. A "pattern" is a group of diagnoses for which similar clinical management is appropriate. For example, there are separate diagnostic codes for a wrist sprain and an ankle sprain, but the appropriate course of treatment for each is similar, so both diagnoses fall within the same pattern.

        The clinical knowledge-base for Patterns Review assigns each of the approximately 15,000 ICD-9 diagnostic codes to one of approximately 340 treatment patterns. The clinical knowledge-base for Patterns Review includes guidelines for clinical appropriateness, frequency and intensity for each pattern. Patterns Review matches the diagnostic code of a claim to the appropriate treatment pattern and then compares the pattern to the actual treatment rendered.

        Patterns Review can be used by customers both as a tool for consistent and objective claims review prior to making payment under a claim and as a management tool for post-payment utilization analysis. When used prior to making payment, Patterns Review provides the clinical rationale for reducing payment. When used as a post-payment utilization management tool, Patterns Review profiles physician practice patterns by comparing them to the clinical guidelines incorporated in the clinical knowledge-base. This enables customers to identify inefficient or inappropriate practice patterns by specific provider.

        There currently are more than 95 licensees of Patterns Review, each of which has entered into a written noncancellable license agreement for a term of years with the Company pursuant to which the licensee generally agrees to pay an annual license fee for use of the product, maintain the product's confidentiality and use the product only for certain purposes. In 1992, the Company merged with Concurrent Review Technology, Inc. whose principal product, Patterns of Treatment, was a collection of clinical protocols. HPR incorporated those protocols into the application software and clinical knowledge-base for Patterns Review.

        CodeReview and Patterns Review are designed to function in conjunction with a customer's claims processing system to evaluate claims each time a claim is processed. The Company has developed interfaces that enable CodeReview and Patterns Review to function with most commercially available healthcare claims processing systems.

    Clinical Resource Management System ("CRMS", trademarkTM)

         CRMS includes a fully integrated product line of clinical analysis products, each supported by a common data warehouse and a flexible Windows-based analytic workstation. CRMS products enable users to assemble information, access it quickly and easily, analyze it, and apply the results to provide users with the clinical knowledge to manage cost, quality and outcomes of patient care. Each CRMS product incorporates a common look and feel, minimizing the user learning curve and making it easy to move from one application to another. Information is presented in both a numeric and graphic format for easy interpretation.

        The following is a description of the products which make up the Clinical Resource Management System.

    - Episode Profiler(trademark, TM)

        Episode  Profiler  provides   comprehensive  clinical  and  provider
    profiling using "episode of care" analysis. An "episode" includes all aspects of treatment, starting with an initial diagnosis and incorporates inpatient, outpatient, hospital and physician services. The clinical knowledge-base for Episode Profiler assigns each of the approximately 15,000 ICD-9 diagnostic codes to one of approximately 560 episode treatment groups ("ETGs"). Each ETG describes an appropriate episode of care for the natural progression and treatment of a specific medical condition.

        Episode Profiler can compare a provider's costs on a per episode basis with those of a specified comparison group. Customers can use Episode Profiler to create profiles for an entire health plan, a specific group of providers or an individual provider, adjusting a provider's patient population for illness severity and accounting for complications and other medical conditions.

        The Company introduced Episode Profiler in May 1995. There currently are more than 35 licensees of Episode Profiler, each of which has entered into a written noncancellable license agreement for a term of years with the Company pursuant to which the licensee generally agrees to pay an annual license fee for use of the product, maintain the product's confidentiality and use the product only for certain purposes. The software for the ETGs is licensed by the Company from Symmetry Health Data Systems, Inc.


- - Quality Profiler(trademark, TM)

        Quality Profiler evaluates the quality of healthcare delivered and identifies instances of healthcare providers delivering inadequate levels of medical care. Quality Profiler is designed to screen for failure to provide preventive-care services and minimum levels of care for specific acute and chronic illnesses as well as to identify complications that may be indicative of poor patient outcome.

        In screening for failures to provide preventive-care services, the clinical knowledge-base for Quality Profiler incorporates the clinical components of the U.S. Preventive Task Force Guidelines and the Health Employer Data Information Set ("HEDIS") guidelines established by the
    National Committee for Quality Assurance. Quality Profiler is designed to compare patient data (such as age and sex) to claims filed for the patient over a specific period of time to look for the absence of appropriate codes for preventive treatments that should have been performed under the guidelines. For example, for a fifty-five year old woman, Quality Profiler is designed to search over the prior twelve months for the CPT-4 code indicating the performance of a mammogram.

        Quality Profiler's clinical knowledge-base also incorporates protocols for medical services associated with favorable outcomes for certain specific acute and chronic illnesses as identified by members of the consensus and senior advisory panels. Quality Profiler is designed to compare the claims filed for a patient diagnosed with one of these illnesses to the protocols developed by HPR's physician consulting network to identify instances of underutilization. Quality Profiler tracks complications that indicate poor outcomes for specified illnesses. Quality Profiler is designed to generate both provider-specific and member-specific information.

        The Company introduced Quality Profiler in October 1995 and there are currently more than 15 licensees, each of which has entered into a written noncancellable license agreement with the Company pursuant to which the licensee generally agrees to pay an annual license fee for use of the product, maintain the product's confidentiality and use the product only for certain purposes. The product was developed with assistance from Healthsource, Inc., which has received a license to use the product.

- - Referral Profiler(trademark, TM)

        Referral Profiler is expert software designed to analyze primary care work-ups and referral patterns to specialists in relation to clinical guidelines. Referral Profiler enables users to manage medical care more cost-effectively by identifying redundant testing and unnecessary or inappropriate services associated with the referral management process. Referral Profiler guidelines specify when certain tests and specialty consultations are most effective in the diagnostic workup. Users can share the diagnosis-specific guideline and cost information with providers as part of ongoing educational or payment-related programs to improve performance, or use the guidelines as a reference tool to provide information at the point of care for improved medical management. With Referral Profiler, end users generate clinically-detailed reports on the utilization of specialists for use in network management, quality and outcomes management, utilization control, and physician selection.

        The product was developed with assistance from United Healthcare Corporation, which has received a license to use the product. Referral Profiler was released in July 1996 and currently has 5 licensees.

- - Credentialer(trademark, TM)

        Credentialer is a comprehensive provider network management tool. Providing automated workflow support to healthcare organizations,
    Credentialer   enables  users  to  effectively   manage   credentialing  and
    recredentialing processes. With solutions for patient satifaction, complaints and grievances, and office site review requirements, Credentialer also serves as a valuable tool for organizations seeking NCQA accreditation. Credentialer currently has 60 licensees.

CRMS Product Under Development

- - Patterns Profiler(TM)

        Using clinical and financial results from Patterns Review, Patterns Profiler is being designed to create summary and detailed reports for use in network management and provider profiling. Patterns Profiler will provide peer comparisons of provider performance by specialty, plan type, or employer, helping users to quickly identify opportunities to reduce inappropriate or unnecessary patient care.


Product and Customer Support

    The Company's products are valuable to customers only if the clinical knowledge-bases embodied therein are current and each customer can effectively apply the clinical knowledge-bases to its own analytical requirements. In addition to updates to incorporate annual revisions to ICD-9, HCPCS and CPT-4 codes, the Company updates its clinical knowledge-bases approximately once every two years on the basis of clinical experience, changes in medical practice and review of current medical literature.

    The Company provides all its customers with toll free telephone hotline support, available weekdays during business hours, to supply both clinical and technical assistance. The Company also works with customers on a consulting basis to facilitate product installation.

    HPR invites client medical directors and users to participate in an annual conference. The users' conference is a source of ideas and suggestions for current and future products, as well as a forum on market and industry issues. This conference lasts three to four days and up to 200 people participate in sessions for operational, technical and clinical personnel. The users' conference is a valuable resource for the Company as well as its customers, providing feedback on products and marketing opportunities to provide training and new product demonstrations.

    In addition to the annual users' conference, for the past several years the Company has convened a "medical directors' forum." This group includes the medical directors from a number of HPR's clients, and provides valuable insight for the Company into its customers' ongoing and future product needs, from which the Company can make plans for enhancement of existing products and development of new products.

Medical Advisory Board

     The Company's Medical Advisory Board, chaired by Dr. Richard H. Egdahl, was formally established in 1995 to serve as an important resource to HPR's management. The Medical Advisory Board is composed of prominent physicians who first met in December 1995. The Medical Advisory Board will meet approximately twice annually and will otherwise be available to provide advice at the Company's request on clinical issues and matters of overall policy and direction of the Company. Members of the Medical Advisory Board receive an honorarium for each meeting attended.

Customers

    The Company has approximately 300 customers. Based upon discussions with its customers, the Company believes that, in the aggregate, its customers cover approximately 60 million lives. Approximately 55% are managed care organizations such as HMOs and PPOs, 22% are indemnity plans, 10% are TPAs and employers, and 13% are providers.

    The Company estimates based on industry data and surveys by industry analysts that in the United States there are currently approximately 900 payors, 180 groups of greater than 50 physicians and 6,000 hospitals with greater than 50 beds, which are either customers or potential customers. The Company believes these provider groups represent a relatively new and unpenetrated market for its products. Additionally, the emergence of integrated healthcare delivery systems may represent a significant potential market opportunity. The Company expects the mix of its customers to shift toward providers who will assume more of the financial risk in the delivery of healthcare.

    Currently, 35% of the Company's customers use more than one of the Company's products. The Company's customers include:


                  Managed Care                        Indemnity
          Foundation Health            Blue Cross/Blue Shield of Arkansas, Inc.
          Corporation
          Healthsource, Inc.           Blue Cross/Blue Shield of New Jersey,Inc.
          Kaiser
          Oxford Health Plans, Inc.    Blue Cross/Blue Shield of Tennessee,Inc.
          Fortis Benefits Insurance
          Company
          United HealthCare Corporation



                  Providers                          TPAs/Employers
          Monarch Health Systems       ACMG, Inc.
                                       First Health Services Corporation
                                       Holy Cross Shared Services


Sales and Marketing

    HPR markets its products through a combination of a national direct sales force and third-party marketing agreements. Currently, the Company's sales force consists of approximately 25 people, operating out of four sales offices. Because the Company's products represent a large capital investment for its customers, and due to the length of the sales cycle, senior management and clinical support staff take an active role in marketing and sales activities.

    Corporate marketing activities conducted by the Company's marketing staff include press releases, customer testimonials, the development of corporate product literature, presentations at industry events and trade shows and advertising, as well as communications with targeted decision makers and consultants in the healthcare community.

Research and Development

    Nearly  half  of  the   Company's   employees   are  involved  with  product
development.   In  addition,  the  Company's  over  200  physician  consultants, organized into panels, contribute to product development.

    The Company's research and development activities include new product development, product updates and enhancement of existing products. Some of the Company's product development has been accomplished with support from third party users of the products, allowing the Company more efficiently to develop products which are responsive to customer needs. A substantial majority of the Company's research and development expenses are incurred in connection with new product development.

    The Company's research and development expenses for fiscal 1994, 1995 and 1996 were $1,499,000, $3,257,000, and $3,891,000 respectively.

Competition

    The Company's potential competitors include healthcare information companies and large data processing and information companies. Many of these competitors have substantial installed customer bases in the healthcare industry and the ability to fund significant product development and acquisition efforts. The Company believes that the principal competitive factors in its market are clinical credibility and integrity and product innovation. These factors address both customer needs for cost containment tools and increasing industry concerns about quality control. Other important competitive factors include product reputation and reliability, system features, client service, price, and the effectiveness of marketing and sales efforts. The Company believes it competes favorably with respect to each of these factors.

Governmental Regulations and Healthcare Reform

    The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare organizations. The Company's products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates. Certain proposals to reform the U.S. healthcare system are currently under consideration by the Congress. These programs may contain proposals to increase governmental involvement in healthcare and otherwise change the operating environment for the Company's customers. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective information management and thereby enhance the marketability of the Company's products and services. The Company cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on the Company's results of operations, financial condition and business.

Intellectual Property

    HPR considers its methodologies, computer software and knowledge-bases to be proprietary. The Company seeks to protect its proprietary information through nondisclosure agreements with its employees. The Company's policy is to have employees enter into nondisclosure agreements containing provisions prohibiting the disclosure of confidential information to anyone outside the Company, requiring disclosure to the Company of any new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to the Company of proprietary rights to such matters that are related to the Company's business.

    The Company also relies on a combination of trade secrets, copyright and trademark laws, contractual provisions and technical measures to protect its rights in various methodologies, systems and products and knowledge-bases. Except as described below, the Company has not filed any patent applications or copyrights covering its software technology. Any infringement or misappropriation of the Company's proprietary software and clinical knowledge-bases would disadvantage the Company in its efforts to retain and attract new customers in a highly competitive market and could cause the Company to lose revenues or incur substantial litigation expense.

    HPR was awarded a U.S. patent (No. 5,253,164) in October 1993 for the system and methodology embodied in CodeReview(R). On January 23, 1995, the Company and GMIS, Inc. ("GMIS") entered into an agreement settling certain litigation initiated by GMIS to declare the Company's patent invalid and responded to by the Company with a countersuit for patent infringement. Under the settlement agreement, the Company granted GMIS a non-exclusive license under the patent, and GMIS acknowledged the validity of the patent and made a one-time payment of $7,200,000 to the Company.

    Due to the nature of its application software, the Company believes that patent, trade secret and copyright protection are less significant than the Company's ability to further develop, enhance and modify its current products.

    Although the Company believes that its products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future.




Employees

    As of June 30, 1996, the Company employed 145 individuals. None of the Company's employees are represented by a union or other collective bargaining group. The Company believes its relationship with its employees to be satisfactory.


Executive Officers of the Registrant

    The executive officers of the Company, and their ages as of July 31, 1996, are as follows:


                Name            Age                   Position
     Marcia J. Radosevich,       43  Chairman of the Board, Chief Executive
     Ph.D.....................       Officer,
                                     President
     Brian D. Cahill..........   38  Vice President Corporate Finance and
                                     Planning, Chief Financial Officer,
                                     Treasurer and Secretary
     Thomas M. McNamara.......   41  Senior Vice President of Sales
     Lawrence G. Miller, M.D..   43  Vice President, Clinical Affairs (1)
     Steven J. Rosenberg......   40  Vice President, Software Development
                                     and Services
     James B. Stowe...........   46  Vice President, Marketing and Business
                                     Development
- --------------------------------------------------------------------------------



(1)   Dr. Miller resigned from his position effective August 1, 1996.

    Dr. Radosevich has served as Chief Executive Officer and a director of the Company since 1988 and was elected Chairman of the Board of Directors in June 1995. From 1988 until 1992, and since May 31, 1996 she also held the position of President of the Company. She served as Vice Chairman of the Board from 1992 to June 1995. Dr. Radosevich is a director of Oxford Health Plans, a health maintenance organization.

    Mr. Cahill joined the Company as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary in 1993 and has served as Vice President, Corporate Finance and Planning since May 1996. From 1982 to 1992, Mr. Cahill held various accounting and finance positions at Epsilon Data Management, Inc., a database marketing company which in 1990 became a subsidiary of American Express Travel Related Services Company, Inc. He became Controller, Treasurer and Secretary of Epsilon Data in 1987 and Vice President, Finance and Chief Financial Officer in 1990.

    Mr. McNamara served as Vice President, Sales of the Company since 1992 and as Senior Vice President, Sales since May 1996. From 1991 until joining the
Company, he held the position of Vice President, Sales of Lawson Associates, Inc., a software company. From 1986 until 1991, Mr. McNamara was a sales manager for Pansophic Systems, Inc., a software company.

    Mr. Rosenberg joined the Company as Vice President, Software Development and Services in 1994. From 1992 to 1994, he served as Vice President of Sales Technologies Inc., a sales force automation company, and from 1990 to 1992 was Vice President of AICORP, Inc., a software company.

     Mr. Stowe joined the Company as Vice President, Marketing and Business Development in June 1995. From 1989 until joining the Company, he was a partner and practice leader at Charles J. Singer & Co., a managed care research and consulting firm.

    Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.


Item 2.   Properties

    The Company's executive and corporate offices are located in a 28,000 square foot facility at 245 First Street, Cambridge, Massachusetts under a lease which expires on August 31, 2003. The Company also maintains two sales offices in Illinois and Nevada. The Company's wholly owned subsidiary, The Integrity Group, Inc., maintains an operating facility in Birmingham, Alabama, under a lease which expires on June 30, 1997. The Company believes that its facilities are adequate for its current operations.



Item 3.   Legal Proceedings

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report on Form 10-K, the Company is not a party to any legal proceedings which, if decided adversely to the Company, in management's opinion would have a material adverse effect on the Company's results of operations or financial position.

Item 4.   Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                                                Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Market for Common Stock

The Company effected its initial public offering to the public on August 10, 1995 at a price of $8.00 per share (adjusted to reflect the stock split described below). Since that date the Company's Common Stock has traded on the Nasdaq National Market under the symbol HPRI. The following table represents the high and low sales prices for the Company's common stock for each quarter of fiscal 1996, as reported by The Wall Street Journal. All stock prices have been restated to reflect a 2 for 1 stock split to shareholders of record as of April 26, 1996 effected in the form of a stock dividend.

                                                             High         Low
                  4th quarter ended June 30, 1996         $ 25.625     $  18.25
                  3rd quarter ended March 31, 1996        $ 21.75      $  15.50
                  2nd quarter ended December 31, 1995     $ 18.125     $  11.25
                  1st quarter ended September 30, 1995    $ 13.25      $   9.00



Holders of Record

    As of September 6, 1996 there were 71 holders of record of the Company's Common Stock.



Dividends

    The Company has never declared or paid any cash dividends on the Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Item 6.  Selected Financial Data

    The following table contains selected consolidated financial data of the Company and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included in Item 8 hereof. The statement of operations data for the fiscal years ended June 30, 1994, 1995 and 1996 and the balance sheet data as of June 30, 1995 and 1996 have been derived from Consolidated Financial Statements, which statements have been audited by Coopers & Lybrand L.L.P., independent accountants, and are included in Item 8 of this Form 10-K. The statement of operations data for the fiscal years ended June 30, 1992 and 1993 and the balance sheet data as of June 30, 1992, 1993 and 1994 have been derived from the Company's Consolidated Financial Statements, which statements have been audited by Coopers & Lybrand L.L.P. and are not included in this Form 10-K. This data should be read in conjunction with Consolidated Financial Statements and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                     Fiscal Year Ended June 30,
                                        1992       1993        1994       1995       1996(7)
                                              (in thousands, except per share data)
Statement of Operations Data:
Revenues.........................       $5,889     $10,770    $14,065     $18,264     $28,310
Expenses:
  Cost of revenues...............        1,076       2,277      3,452       4,235       7,348
  Marketing and sales............        2,157       3,529      4,016       4,664       6,328
  Research and development.......          499         598      1,499       3,257       3,892
  General and administrative.....        1,222       1,701      2,324       2,037       3,594
  Cost of acquisition (3)                   --          --         --          --         336
    Total expenses...............        4,954       8,105     11,291      14,193      21,498
Operating income.................          935       2,665      2,774       4,071       6,812
Interest income (expense), net...         (63)       (105)         17         302         877
(Loss) on early retirement of            (309)          --         --          --          --
debt(1)..........................
Gain on settlement of litigation(2)         --          --         --       5,800          --
Income before taxes..............          563       2,560      2,791      10,173       7,689
Provision for income taxes.......          228       1,059      1,160       4,106       3,168
Net income(2)....................         $335      $1,501     $1,631      $6,067      $4,521
Net income per share.............        $0.03       $0.11      $0.12       $0.43       $0.29
1995 Pro forma net income(4).....                                          $2,608
1995 Pro forma net income per                                               $0.18
share(4).........................
1996 Pro forma net income(5).....                                                      $4,719
1996 Pro forma net income per                                                           $0.30
share(5).........................
Weighted average common shares and
  equivalents (6)................       10,434      13,522     13,966      14,175      15,840



(1) During fiscal 1992, the Company made a lump sum prepayment under a loan agreement with a related party resulting in a $309,000 loss on early retirement.


(2) In January 1995, GMIS, Inc. made a one-time payment to the Company in settlement of certain litigation, which payment was recorded as a gain, net of certain legal and other costs.


(3) In April 1996, the Company incurred costs related to the acquisition of The Integrity Group, Inc. which resulted in an expense of $336,000.


(4) Reflects the fiscal 1995 net income on a pro forma basis by excluding the gain on settlement of litigation and its related tax effect. Gain on settlement of litigation, net of expenses, was $5,800,000, less an effective tax rate of 40.4% ($2,341,000), which results in an after tax gain of $3,459,000 on settlement of litigation. Accordingly, net income of $6,067,000 less the $3,459,000 after tax gain results in pro forma net income of $2,608,000.


(5) Reflects the fiscal 1996 net income on a pro forma basis by excluding the costs related to the acquisition of The Integrity Group, Inc. and the related tax effect. Costs of the acquisition were $336,000, less an effective tax rate of 41.2% ($138,000), resulting in an after tax loss of $198,000 due to acquisition costs. Accordingly, net income of $4,521,000 plus the $198,000 after tax expenditures results in pro forma net income of $4,719,000.


(6) All share and earnings per share amounts have been restated to reflect the impact of a stock split effected in the form of a 100% stock dividend granted on May 6, 1996 to all shareholders of record on April 26, 1996.


(7) The acquisition of The Integrity Group was accounted for as a pooling of interests, however, due to the relative immateriality of TIG's financial position with respect to HPR as of the date of combination, the merger of the equity interests was given retroactive effect to the beginning of fiscal 1996. Accordingly, TIG's assets, liabilities, and shareholder's equity were brought onto the Company's consolidated books as of the beginning of the period as an adjustment to beginning equity.



                                                            June 30,
                                       ----------------------------------------------------

                                       1992        1993        1994        1995       1996(1)
                                                          (in thousands)
Balance Sheet Data:
  Working capital...............        $1,523      $2,192      $3,555     $11,130     $20,465
  Total assets..................         5,725       7,915      10,805      17,988      34,603
  Long-term liabilities, net of
current
    portion.....................         1,285         367         601       1,931         882
  Stockholders' equity..........         1,571       3,377       5,055      11,282      27,915
Dividends per share                          0           0           0           0           0


(1) The acquisition of The Integrity Group was accounted for as a pooling of interests, however, due to the relative immateriality of TIG's financial position with respect to HPR as of the date of combination, the merger of the equity interests was given retroactive effect to the beginning of fiscal 1996. Accordingly, TIG's assets, liabilities, and shareholder's equity were brought onto the Company's consolidated books as of the beginning of the period as an adjustment to beginning equity.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company licenses its products primarily pursuant to multi-year non-cancellable agreements that, in general, provide for payment of equal annual license fees over their terms. This type of arrangement provides the Company with a significant recurring component to its revenues each year. Revenues from software license agreements are recognized upon execution of a contract and shipment of the software provided that no significant vendor obligations remain outstanding and collection of the related receivable is deemed probable by management. For annual recurring license fees, revenues are recognized on the contract anniversary date. The Company accrues incidental support costs associated with these licenses when revenues are recognized. Revenues from services are recognized when the services are delivered. There can be no assurance that the Company will be able to enter into new license agreements at the current rate or to maintain the current pricing for its products.

    Prior to fiscal 1993, the Company's revenues were derived from a single product, CodeReview, and between July 1993 and May 1995 from two products, CodeReview and Patterns Review . In May 1995, the Company introduced its third product, Episode Profiler, and in October 1995 introduced its fourth product, Quality Profiler. The acquisition of The Integrity Group, Inc. in April 1996 provided the Company with its fifth product, Credentialer. The Company released its sixth product, Referral Profiler, in July 1996. The Company believes that as the markets for CodeReview and Patterns Review mature, the continued growth of the Company will require the successful introduction of new products and further enhancements to its existing products.

    The Company has experienced a seasonal pattern in its operating results, with the fourth and second fiscal quarters typically having the highest revenues and net income and the first and third fiscal quarters typically having lower revenues and net income. The timing of revenues is influenced by a number of factors, including the timing of individual orders and shipments, seasonal customer buying patterns and changes in product development and sales and marketing expenditures. The Company believes the seasonality of its revenues and net income for the fourth fiscal quarter can be attributed to due dates for payment obligations under multi-year license agreements, renewals of existing agreements and the Company's sales compensation program, which is based significantly on fiscal year sales levels. Furthermore, the Company typically experiences long sales cycles for new customers, which may extend over several quarters before a sale is consummated. As a result, the Company believes that quarterly results of operations will continue to be subject to significant fluctuations and that its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods.

    The Company believes that continued investment in research and development and expansion of its national direct sales force are critical to its success.
The Company believes that the aggregate amount of research and development expense will continue to increase, if revenues increase as expected, while the level of research and development expense as a percentage of revenues will remain relatively constant.

    The Company expanded its sales force during fiscal 1995 in anticipation of the release of Episode Profiler and the introduction of Quality Profiler and again in fiscal 1996 following the acquisition of The Integrity Group, Inc. and the anticipated release of Referral Profiler. The Company believes that its national sales force will be well positioned to address the shift of financial risk associated with the delivery of healthcare from payors to providers and consequently, will be prepared to sell into this new market for the Company.

    The Company capitalizes software costs for internally developed software in accordance with FASB 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." These costs relate primarily to the development of new products and the extension of existing applications to new markets or platforms using existing technologies and programming methods. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the product (typically three years), commencing when each product is available to the market.

    To date, inflation has not had a material impact on the Company's financial results. There can be no assurance, however, that inflation may not adversely affect the Company's financial results in the future.

Results of Operations

    The following table sets forth, for the fiscal periods indicated, certain items from the statement of operations expressed as a percentage of revenues:


                                                    Fiscal Year Ended June 30,
                                                     1994       1995     1996
                  Revenues......................    100 %    100 %     100%
                          Expenses:
                    Cost of revenues............       24       23       26
                    Marketing and sales.........       29       26       22
                    Research and development....       11       18       14
                    General and administrative..       16       11       13
                    Cost of acquisition                --       --        1
                       Total expenses...........       80       78       76
                  Operating income..............       20       22       24
                  Interest income (expense), net       --        2        3

                  Gain on settlement of litigation     --       32       --

                  Income before taxes...........       20       56       27
                  Provision for income taxes....        8       23       11
                  Net income....................     12 %     33 %     16 %


Fiscal Years Ended June 30, 1994, 1995 and 1996

    Revenues. Revenues increased 30% from $14,065,000 in 1994 to $18,264,000 in 1995 and 55% to $28,310,000 in 1996. CodeReview has shown continued year over year growth since its initial release in 1988 through new licenses and renewals of existing licenses. Patterns Review is based on a product initially developed by Concurrent Review Technology, Inc. ("CRT") which HPR acquired in June 1992. Patterns Review has also shown growth through new licenses and renewals of existing licenses.

    Fiscal year 1996 revenues reflect revenues from the acquisition of The Integrity Group, Inc. ("TIG") in April 1996, which was accounted for as a pooling of interests incorporating TIG's results of operations for the entire fiscal year. In addition, the fiscal 1996 results reflect a full year of revenues related to the Company's Episode Profiler product, initially released in the fourth quarter of fiscal 1995, as well as revenues from the release of Quality Profiler in October 1995.

    Cost of Revenues. Cost of revenues increased 23% from $3,452,000 in 1994 to $4,234,000 in 1995 and 74% to $7,348,000 in 1996. As a percentage of revenues, the cost of revenues decreased from 25% in 1994 to 23% in 1995 and increased to 26% in 1996. The increases were primarily due to certain royalty payments to third parties for software licensed by the Company and incorporated into the Company's products and by increased investment in the technical and clinical customer support functions. The Company expects cost of revenues to remain relatively constant as a percentage of revenues.

    Marketing and Sales. Marketing and sales increased 16% from $4,016,000 in 1994 to $4,664,000 in 1995 and 36% to $6,328,000 in 1996. As a percentage of revenues, marketing and sales decreased from 29% in 1994 to 26% in 1995 and 22% in 1996. The Company invests in certain promotional activities each fiscal year which include trade shows and seminars as well as the development of collateral materials designed to increase awareness of the Company and its products. The Company expanded its sales force during fiscal 1995 in anticipation of the release of Episode Profiler and the future introduction of Quality Profiler, and again in fiscal 1996 following the acquisition of The Integrity Group, Inc. and the anticipated release of Referral Profiler. This investment in marketing and sales contributed to higher revenues in fiscal 1995 and 1996 which has caused sales and marketing expense to decrease as a percentage of revenues over that same period. The Company expects sales and marketing to remain relatively constant as a percentage of revenues.

    Research and Development. Research and development efforts by the Company are focused on developing new products and enhancing existing products. Research and development increased 117% from $1,499,000 in 1994 to $3,257,000 in 1995 primarily as a result of the expenses associated with Episode Profiler, and to a lesser extent, Referral Profiler and Quality Profiler. Research and development increased 19% from $3,257,000 in 1995 to $3,892,000 in 1996 as a result of continued research efforts on Quality Profiler and Referral Profiler and new efforts focused on the Company's next product line currently under development. As a percentage of revenues, research and development increased from 11% in 1994 to 18% in 1995 and decreased to 14% in 1996. The decrease in 1996 is a result of two factors: the significant increase in revenue dollars in 1996 over 1995 and the release of Episode Profiler in late 1995 and Quality Profiler in October 1996, both of which were in development during fiscal 1995. With the increase in development activities on the Company's new product lines, management expects that research and development expenditures will increase but remain substantially the same as a percentage of revenue for the foreseeable future.

    General and Administrative. General and administrative expenses decreased 12% from $2,323,000 in 1994 to $2,037,000 in 1995 and increased 76% to
$3,594,000 in 1996. As a percentage of revenues, general and administrative expenses decreased from 16% in 1994 to 11% in 1995 and increased to 13% in 1996. During 1994, certain severance costs were incurred that were not incurred in 1995 and are the primary reason for the decrease in expenditures from 1994 to 1995. The increased expenditures from 1995 to 1996 are due primarily to increased expenses related to being a publicly-traded company, certain costs incurred in moving the Company's headquarters in August 1995, and an increase in the provision for bad debt expenses in proportion to the increase in revenues. The Company believes that if revenues increase, general and administrative expenses will decrease as a percentage of revenues in the future.

     Costs of Acquisition. In April 1996, the Company acquired The Integrity Group, Inc. ("TIG"), an Alabama corporation, in a transaction accounted for as a pooling of interests. The Company incurred costs related to the acquisition of $336,000 primarily related to legal, accounting, and finders fees.

    Interest Income (Expense), Net. The Company realized interest income of $17,000 in 1994, $302,000 in 1995, and $877,000 in 1996. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds and government securities. The increase is due to the interest earned on cash balances of the Company generated from operations and the proceeds from the Company's initial public offering of its common stock completed in August 1995 and from the follow-on offering completed in February 1996.

    Gain on Settlement of Litigation. In January 1995, the Company settled all of the outstanding claims between the Company and GMIS, Inc. related to the Company's patent for CodeReview. Under the settlement agreement, the Company granted GMIS a nonexclusive license under the patent, and GMIS acknowledged the validity of the patent and made a one-time payment, net of legal and certain other costs, of $5,800,000 to the Company.

    Income Taxes. The Company's effective tax rate was 41.6% in 1994 compared with 40.4% in 1995 and 41.2% in 1996. The Integrity Group, Inc. was a Subchapter S Corporation until its acquisition on April 30, 1996. As a result, the partners of TIG are responsible for all taxes on profits made through that date. The Company has recorded taxes for the final two months of the fiscal year related to TIG's activity. The Company has no federal income tax loss carry forwards.




Liquidity and Capital Resources

    During the period from inception through June 30, 1996, the Company raised approximately $15.5 million, net of expenses, through the issuance of equity securities, of which amount approximately $7.2 million was raised in the first quarter of fiscal 1996 in the Company's initial public offering and $4.2 million was raised in the third quarter of fiscal 1996 in the Company's second public offering. The Company generated cash of $3.4 million from operations in fiscal 1994, approximately $5.3 million in fiscal 1995 and approximately $4.5 million during fiscal 1996. At June 30, 1996, the Company had cash and cash equivalents of $8.5 million. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

    On January 18, 1996, the Company received an extension and modification of its revolving bank credit facility from $2,000,000 to $5,000,000 with an expiration date of December 31, 1996. No borrowings have been made to date under the facility.

    The Company believes that available funds and cash generated from operations will be sufficient to meet the Company's operating requirements, assuming no change in the operations of the Company's business, for the foreseeable future, but at least for the next twelve months. While the Company continually evaluates potential acquisitions, the Company has no present agreements or commitments with respect to any acquisition, nor are negotiations regarding any acquisition currently ongoing.

    To date inflation has not had a material impact on the Company's financial results. There can be no assurance, however, that inflation may not adversely affect the Company's financial results in the future.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

    Statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. Investors are cautioned that information contained in these forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors, including but not limited to the following:

    Seasonality and Variable Operating Results.

    The Company has experienced a seasonal pattern in its operating results, with the fourth and second fiscal quarters typically having the highest revenues and net income and the first and third fiscal quarters typically having lower revenues and net income. The timing of revenues is influenced by a number of factors, including the timing of individual orders and shipments, seasonal customer buying patterns and changes in product development and sales and marketing expenditures. The Company believes the seasonality of its revenues and net income for the fourth fiscal quarter can be attributed to due dates for payment obligations under multi-year license agreements, renewals of existing agreements and the Company's sales compensation program, which is based significantly on fiscal year sales levels. The Company believes the seasonality of its revenues and net income in the second fiscal quarter can be attributed to the seasonal purchasing patterns of its customers. The Company reported a net loss in the first and third quarters of fiscal 1994 and there can be no assurance that the Company will be profitable during future quarters. In addition, although the Company has no present agreements or commitments to enter into any major contracts, the signing of a major contract could generate a large increase in revenues and net income for any given quarter or fiscal year, which increase may prove anomalous when compared to changes in revenues and net income in other periods. Furthermore, the Company typically experiences long sales cycles for new customers, which may extend over several quarters before a sale is consummated. As a result, the Company believes that quarterly results of operations will continue to be subject to significant fluctuations and that its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods.

    Dependence Upon New Product Development, Acceptance and Enhancement.

    The market for the Company's products is characterized by rapid technological progress and changing customer needs. The Company believes that as the markets for CodeReview and Pattern Review mature, the continued growth of the Company will require the successful introduction of new products.
Accordingly, the Company's future success will depend on its ability to successfully develop and introduce new products, including Referral Profiler, and to enhance its existing products. There can be no assurance that the Company will be successful in developing, introducing on a timely basis, and marketing such products or enhancements or that they will be accepted by the market. Research and development expenditures have equaled 11%, 18%, and 14% of the Company's revenue for the fiscal years ended June 30, 1994, 1995, and 1996, respectively. Significant research and development expenditures will be required in the future. There can be no assurance that the Company's expected new product releases and product enhancements will adequately address customer requirements for performance and functionality or that its software will not contain "bugs" that would delay product introduction or shipment.

    Dependence on Third Party for Component of Episode Profiler.

    A principal component of Episode Profiler, the "Episode Treatment Groups" product, is licensed from a third-party vendor, Symmetry Health Data Systems, Inc. ("Symmetry"), under the terms of a 63-month license which commenced November 17, 1994 and has a 24-month renewal option which is contingent on the Company meeting minimum royalty requirements. Symmetry has agreed, subject to certain conditions, that it will not license Episode Treatment Groups to certain other companies which might be considered competitors of the Company. While the Company believes that the terms of such license are adequate to protect the Company's investment in Episode Profiler, any factor adversely affecting the Company's ability to retain the benefits of such license or to obtain the updated Episode Treatment Groups would have a material adverse effect on the Company's results of operations, financial condition and business.

    Risk of Inability to Grow Through Acquisitions.

    The Company has grown, and intends to continue to grow, in part through acquisitions of products, technologies and businesses. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies and businesses and management's ability to effectively integrate and operate the new products, technologies or businesses. There is significant competition for acquisition opportunities in the industry, which may intensify due to consolidation in the industry, increasing the costs of capitalizing on such opportunities. The Company competes for acquisition opportunities with other companies that have significantly greater financial and management resources.

    Management of Growth.

    The Company is currently experiencing a period of rapid growth and expansion which could place a significant strain on the Company's personnel and resources. The Company's growth has resulted in an increase in the level of responsibility for both existing and new management personnel. The Company has sought to manage its current and anticipated growth through the recruitment of additional management and technical personnel and the implementation of internal systems and controls. However, the failure to manage growth effectively could adversely affect the Company's results of operations, financial condition or business.

    Inability to Retain or Attract Customers Due to Competition.

    The market in which HPR's products are licensed is highly competitive. Most of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. The Company's potential competitors for customers include healthcare information companies and large data processing and information companies. Many of these competitors have substantial installed customer bases in the healthcare industry and the ability to fund significant product development and acquisition efforts. The Company believes that the principal competitive factors in its market are clinical credibility and integrity and product innovation. These factors address both customer needs for cost containment tools and increasing industry concerns about quality control. Other important competitive factors include product reputation and reliability, system features, client service, price, and the effectiveness of marketing and sales efforts. There can be no assurance that future competition will not have a material adverse effect on the Company's results of operations, financial condition or business.

    Dependence on Proprietary Software and Clinical Knowledge-Bases.

    The Company's success is dependent to a significant extent on its ability to maintain the proprietary and confidential software and clinical knowledge-bases incorporated in CodeReview, Patterns Review, Episode Profiler, Quality Profiler, Referral Profiler and other products as they are released. The Company relies on a combination of patent, trade secret, copyright and contractual protections to establish and protect its proprietary rights. There can, however, be no assurance that the legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. Any infringement or misappropriation of the Company's proprietary software and clinical knowledge-bases would disadvantage the Company in its efforts to retain and attract new customers in a highly competitive market, and could cause the Company to lose revenues or incur substantial litigation expense. In addition, these protections and precautions do not prevent independent third-party development of competitive technology or products. Further, the Company depends on third-party suppliers to license to HPR necessary technology that is incorporated into certain of the Company's products, including Episode Profiler. The inability of the Company for any reason to continue using or otherwise acquire such technology could prevent distribution of such products, having a material adverse effect on the Company's results of operations, financial condition or business.

    Dependence on Certain Key Personnel.

    The Company depends to a significant extent on key management, technical and marketing personnel. The Company's growth and future success will depend in large part on its ability to attract, motivate and retain highly qualified personnel. The Company does not have employment agreements with any of its officers or key employees providing for their employment for any specific term. The Company does not have "key man" life insurance on any of its personnel other than Marcia J. Radosevich, the Company's Chairman of the Board, President and Chief Executive Officer. The loss of key personnel, particularly the loss of more than one member of the Company's executive management team, or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's results of operations, financial condition or business.

    Uncertainty in the Healthcare Industry.

    The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare organizations. The Company's products are designed to function within the structure of the current national healthcare financing and reimbursement system currently being used in the United States. The Company believes that the commercial value and appeal of its products may be adversely affected if that system were to be materially changed. During the past several years, the United States healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates. Certain proposals to reform the United States healthcare system are currently under consideration by Congress. These programs may contain proposals to increase government involvement in healthcare and otherwise change the operating environment for the Company's customers. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments in cost containment tools and related technology such as the Company's products. The Company cannot predict what impact, if any, such factors might have on its results of operations, financial condition or business. In addition, many healthcare providers are consolidating to create integrated healthcare delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of the Company's products. The failure of the Company to maintain adequate price levels would have a material adverse effect on the Company's results of operations, financial condition or business. Other legislative or market-driven reforms could have unpredictable effects on the Company's results of operations, financial condition or business.

    Risk of Product Liability Claims.

    The Company's products provide information that relates to payment of healthcare claims and to the appropriateness of medical treatment in particular cases and in general. Any failure by the Company's products to process such claims or to review such treatments accurately could result in claims against the Company by its customers. Further, successful use of the Company's products could influence the treatments rendered by providers and give rise to claims against the Company by patients or providers. The Company maintains insurance to protect against certain claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of, or excluded from, its insurance coverage could have a material adverse effect on the Company's results of operations, financial condition or business. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources. While to date the Company has not experienced any product liability claims against it, the Company is aware of claims made against payors by patients for coverage decisions which adversely influenced medical treatment. There can be no assurance that the Company will not be subject to product liability claims, that such claims will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates. In addition, if liability of the Company were to be established, substantial revisions to its product could be required that may cause the Company to incur additional unanticipated research and development expenses.

    Possible Volatility of Stock Price.

     Prior to August 10, 1995, there was no public market for the Common Stock, and there can be no assurance that an active trading market will be sustained or that the market price of the Common Stock will not decline below its current price. The stock market historically has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating  performance  of such  companies.  The trading  price  of the  Common  Stock  could  also  be  subject  to  significant fluctuations in response to variations in quarterly results of operations, announcements of new products or acquisitions by the Company or its competitors, governmental regulatory action, other developments or disputes with respect to proprietary rights, general trends in the industry and overall market conditions, and other factors. The market price of the Common Stock may be significantly affected by factors such as announcements of new products by the Company's competitors, as well as variations in the market conditions in the medical cost containment or software industries in general. The market price may also be affected by movements in prices of equity securities in general.

Item 8.  Financial Statements and Supplementary Data

HPR Inc.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
Report of Independent Accountants............................................ 26
Consolidated Balance Sheets as of June 30, 1995 and 1996..................... 27
Consolidated Statements of Operations for the years ended June 30, 1994,
 1995 and 1996............................................................... 28
Consolidated Statements of Stockholders' Equity for the years ended June 30,
 1994, 1995 and 1996......................................................... 29
Consolidated Statements of Cash Flows for the years ended June 30, 1994,
 1995 and 1996............................................................... 30
Notes to Consolidated Financial Statements................................... 31

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HPR Inc.

    We have audited the accompanying consolidated balance sheets of HPR Inc. as of June 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HPR Inc. as of June 30, 1995 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the Consolidated Financial Statements, in fiscal 1995 the Company retroactively changed its method of accounting for certain revenues.


COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
August 1, 1996



HPR Inc.

CONSOLIDATED BALANCE SHEETS


                                                                       June 30,
                                                             ---------------------------
                                                                 1995          1996

      ASSETS:
      Current Assets:
        Cash and cash equivalents (Note 2).................    $ 8,486,062  $ 8,479,122
        Investments in marketable securities (Note 4)......             --    9,016,146
        Accounts receivable, net of allowances for doubtful
          accounts of $419,800, and $603,000 for 1995 and
          1996                                                   3,078,643    4,491,065
        Contract receivables...............................      2,784,936    3,142,680
        Deferred income taxes (Note 8).....................        436,924      415,149
        Prepaid expenses and other current assets..........      1,119,310      727,044
               Total current assets........................     15,905,875   26,271,206
      Investments in marketable securities (Note 4)                     --    5,394,340
      Property and equipment, net (Note 5).................        896,942    1,964,164
      Software development costs, net (Note 2).............      1,085,219      873,427
      Other assets.........................................        100,332      100,332
               Total assets................................    $17,988,368  $34,603,469
      LIABILITIES AND STOCKHOLDERS' EQUITY:
      Current Liabilities:
        Accounts payable...................................    $   704,527  $   607,259
        Accrued expenses...................................      1,031,374    1,038,045
        Accrued support costs..............................        966,566    1,425,191
        Accrued employee compensation and benefits.........      1,138,088    1,323,973
        Deferred revenue...................................        788,924      698,029
        Income taxes payable...............................             --      438,758
        Sales taxes payable................................        146,619      275,022
               Total current liabilities...................      4,776,098    5,806,277
      Deferred income taxes (Note 8).......................      1,930,518      882,173
               Total liabilities...........................      6,706,616    6,688,450
      Commitments and contingencies (Note 6)
      Stockholders' Equity:
        Convertible preferred stock, par value $0.10,
          3,000,000 shares authorized; 2,762,500 shares
          outstanding at June 30, 1995 and
          zero at June 30, 1996                                    276,250           --
        Common stock, par value $0.01, 35,000,000 shares
          authorized; 10,325,900 and 17,918,625 shares
          issued and 7,419,650 and 15,012,375 shares
          outstanding at June 30, 1995 and 1996,respectively       103,259      179,185
        Additional paid-in capital.........................      3,750,456   15,972,680
        Less treasury stock, at cost: 2,906,250 shares at
          June 30, 1995 and 1996, respectively..............   (2,843,900)   (2,843,900)
        Retained earnings..................................      9,995,687   14,607,054
               Total stockholders' equity..................     11,281,752   27,915,019
               Total liabilities and stockholders' equity..    $17,988,368  $34,603,469

The accompanying notes are an integral part of the consolidated financial statements.

HPR Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Fiscal Year Ended June 30,
                                          1994          1995           1996

Revenues.........................     $14,064,730    $18,263,831   $28,310,272
Expenses:
  Cost of revenues...............       3,451,748      4,234,427     7,348,354
  Marketing and sales............       4,016,149      4,664,362     6,328,282
  Research and development.......       1,499,193      3,257,268     3,891,381
  General and administrative.....       2,323,364      2,036,644     3,594,331
  Cost of Acquisition (Note 12)                --             --       335,544
Total expenses...................      11,290,454     14,192,701    21,497,892
Operating income.................       2,774,276      4,071,130     6,812,380
Interest income (expense), net...          17,122        301,412       877,377
Gain on settlement of litigation
  (Note 11)......................              --      5,800,223            --
Income before provision for income
  taxes..........................       2,791,398     10,172,765     7,689,757
Provision for income taxes.......       1,160,068      4,105,277     3,167,894
Net income.......................      $1,631,330     $6,067,488    $4,521,863
Net income per share.............           $0.12          $0.43         $0.29
Weighted average common shares and
  equivalents (1)................      13,966,000     14,175,000    15,840,000


(1) All share and earnings per share amounts have been restated to reflect the stock split effected in the form of a 100% stock dividend granted on May 6, 1996 to all shareholders of record on April 26, 1996.



The accompanying notes are an integral part of the consolidated financial statements.



HPR Inc.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY For the Fiscal
Years Ended June 30 1994, 1995 and
1996








                            Preferred            Common
                            Stock                Stock               Additional              Treasury                 Total
                            Shares               Shares              Paid in     Retained    Stock                    Stockholders'
                            Issued     Amount    Issued     Amount   Capital     Earnings    Shares      Amount       Equity
Balance at June 30, 1993    2,762,500  $276,250   8,673,400  $86,734  $3,555,776  $2,296,869  (2,862,500) ($2,839,000) $3,376,629
 Issuance of common
   stock                                             75,000      750      48,000                                           48,750
 Treasury stock purchased                                                (1,225)                 (43,750)      (4,900)    (6,125)
  Options exercised                                  87,500      875       4,025                                            4,900
  Net income                                                                      1,631,330                             1,631,330
                            --------- ---------- ---------- --------- ----------  ----------  ----------  ----------   ----------

Balance at June 30, 1994    2,762,500  276,250    8,835,900   88,359   3,606,576   3,928,199  (2,906,250)  (2,843,900)  5,055,484
 Issuance of common stock                            25,000      250      16,000                                           16,250
   Options exercised                              1,465,000   14,650     127,880                                          142,530
   Net Income                                                                      6,067,488                            6,067,488
                            --------- ---------- ---------- --------- ----------  ----------  ----------  ----------   ----------

Balance at June 30, 1995    2,762,500  276,250   10,325,900 103,259    3,750,456   9,995,687  (2,906,250)  (2,843,900) 11,281,752
 Pooling of interests with
  The Integrity Group,Inc.                          260,001   2,600      119,900      89,504                              212,004


Balance as restated         2,762,500  276,250   10,585,901 105,859    3,870,356  10,085,191  (2,906,250)  (2,843,900) 11,493,756

  Conversion of preferred   (2,762,500)(276,250)  5,525,000  55,250      221,000
   stock
  Issuance of common stock
   in initial public                              1,077,052  10,770    8,002,578                                        8,013,348
   offering

  Expenses related to
  initial public offering                                              (858,896)                                        (858,896)

  Issuance of common stock
   in second public                                 288,596   2,886    4,645,545                                        4,648,431
   offering
  Expenses related to
   second public offering                                              (424,420)                                        (424,420)

  Options exercised                                 442,076   4,420      164,632                                          169,052
  Tax benefits on stock
   options exercised                                                     351,885                                          351,885
   Net income                                                                      4,521,863                            4,521,863
                            ---------  --------- ----------  -------- ----------  ----------  ----------  ----------   ----------

Balance at June 30, 1996    -          -         17,918,625 $179,185 $15,972,680 $14,607,054 (2,906,250) ($2,843,900) $27,915,019


The accompanying notes are an integral part of the consolidated financial statements.

- -------------------------------------------------------------------------------
HPR Inc.
- -------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended June 30,
                                           1994          1995          1996

Cash flows from operating activities:
  Net income........................     $1,631,330    $6,067,488    $4,521,863
  Adjustments to reconcile net
income to
     cash provided by operating
     activities:
     Depreciation and amortization..        731,048     1,074,491     1,254,119
     Provision for doubtful accounts        296,000       210,000       321,302
     Loss on disposal of equipment..          6,290       124,488            --
     Amortization of discount on
       investments..................             --            --     (114,242)
  Change in operating assets and
     liabilities:
     Accounts receivable............    (1,253,447)   (1,867,568)   (1,785,004)
     Prepaid expenses...............      (117,342)     (970,859)       490,502
     Other assets...................       (66,345)        76,191            --
     Accounts payable and other
accrued
       liabilities..................        758,072     1,130,196       322,411
     Sales taxes payable............       (87,582)     (123,944)       128,403
     Deferred revenue...............        851,182      (62,258)      (90,895)
     Income taxes payable...........        457,028     (705,401)       438,758
     Deferred income taxes..........        217,320       373,364   (1,026,570)
       Net cash provided by operating
          activities................      3,423,554     5,326,188     4,460,647
Cash flows for investing activities:
  Capitalized software development
     costs..........................      (774,406)     (591,261)     (366,332)
  Capital expenditures..............      (447,222)     (664,330)   (1,732,624)
  Sale of marketable securities                  --            --    15,276,906
  Purchase of marketable securities.             --            --  (29,573,130)
       Net cash used in investing
          activities................    (1,221,628)   (1,255,591)  (16,395,180)
Cash flows from (for) financing
  activities:
  Proceeds from initial public
     offering.......................             --            --     8,013,348
  Expenses related to initial public
     offering.......................             --            --     (858,896)
  Proceeds from second public
     offering.......................             --            --     4,648,431
  Expenses related to second public
     offering.......................             --            --     (424,420)
  Proceeds from sale of common stock         48,750        16,250            --
  Proceeds from exercise of stock
     options........................          4,900       142,530       169,052
  Payments to acquire treasury stock        (6,125)            --            --
  Payments on long-term debt........      (984,573)      (91,860)            --
  Tax benefits from exercise of stock
       options......................             --            --       351,885
       Net cash provided by (used in)
          financing activities......      (937,048)        66,920    11,899,400
Net increase (decrease) in cash and
cash
  equivalents.......................      1,264,878     4,137,517      (35,133)
Cash and cash equivalents, beginning
of
  period............................      3,083,667     4,348,545     8,486,062
Cash and cash equivalents provided
by the
  acquisition of The Integrity                   --            --        28,193
Group, Inc. ........................
Adjusted cash and cash equivalents,
  beginning of period...............      3,083,667     4,348,545     8,514,255
Cash and cash equivalents, end of
  period............................     $4,348,545    $8,486,062    $8,479,122

The accompanying notes are an integral part of the consolidated financial statements

HPR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

    HPR Inc. (the "Company") was formed in 1987. The Company develops and markets software and proprietary database products incorporating clinical knowledge that enable payors and providers to better manage the financial risk associated with the delivery of healthcare and the quality of care. The
Company's products are used to contain the costs of healthcare by clinically evaluating claims for payment; measuring efficiency, quality and outcomes; determining appropriate utilization; influencing physician referral patterns and profiling providers. The Company's products are developed and maintained in consultation with board certified physicians serving on Company-organized panels.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

    The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Concurrent Review Technology, Inc., HPR Securities Corp., established in August 1995, and The Integrity Group, Inc., acquired in April 1996 in a transaction accounted for as a pooling of interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Presentation

    On July 20, 1995, the stockholders of the Company approved a 2.5-for-1 stock split of the Company's common stock and preferred stock and approved an increase of the authorized number of common shares to 35,000,000 and of preferred shares to 3,000,000. On April 16, 1996, the Company announced a stock split effected in the form of a 100% stock dividend to all shareholders of record on April 26, 1996. The stock dividend was granted on May 6, 1996. Accordingly, all share and per share amounts have been adjusted to reflect the stock splits as though they had occurred at the beginning of the initial period presented.

Cash and Cash Equivalents

    The Company considers all highly liquid instruments purchased with original maturities of three months or less at the time of acquisition to be cash equivalents. Cash and cash equivalents include U.S. government obligations and U.S. government money market mutual funds used for temporary cash management purposes.

Investments in Marketable Securities

     In accordance with FAS 115, management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company has the intent or ability to hold to maturity are classified as held to maturity. The Company holds no investments in equity securities at June 30, 1995 and 1996. Securities held to maturity are carried at amortized cost which approximates fair market value. The Company classifies investments that mature greater than 12 months from the balance sheet date as long term investments.

Concentration of Credit Risk

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company places its temporary cash investments in two financial institutions. The Company has not experienced any losses on these investments to date. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in the healthcare industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

Property and Equipment

    Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over a two-to eight-year estimated useful life. Repairs and maintenance costs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Software Development Costs

    The Company capitalizes software costs for internally developed software in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." These costs relate primarily to the development of new products and extending existing applications to new markets or platforms using existing technologies and programming methods. All costs incurred to establish technological feasibility are charged to expenses as incurred. Internally developed software costs capitalized were $828,407, $591,261, and $366,332 for fiscal years 1994, 1995, and 1996, respectively. The capitalized costs are amortized on a straight-line basis over their estimated useful lives (typically three years), commencing when each product is available to the market. Amortization of these software development costs is included in costs of revenues. Amortization expense for computer software was $334,573, $608,285, and $578,152 during 1994, 1995, and 1996, respectively. Accumulated amortization of software development costs was $829,969, $1,438,254, and $2,016,379 at June 30, 1994, 1995, and 1996,
respectively.

    The Company evaluates, on a quarterly basis, the recoverability of capitalized software costs on the basis of whether such costs are fully recoverable from projected undiscounted cash flows of individual products. In performing its evaluation, the Company must make estimates of anticipated future gross revenues as well as the remaining economic life of the product. It is reasonably possible that those estimates could be reduced in the near term as a result of items such as competitive pressures. As a result, the carrying amount of the capitalized software costs for a particular product line may be reduced materially in the near term.

Revenue Recognition

    The Company licenses its products primarily pursuant to multi-year non-cancellable agreements that provide for payment of equal annual license fees over their terms. The Company recognizes revenue in accordance with Statement of Position No. 91-1, "Software Revenue Recognition," issued by the American
Institute of Certified Public Accountants. Revenue from software license agreements is recognized upon execution of a contract and shipment of the software provided that no significant vendor obligations remain outstanding and the related receivable is due within one year of the contract date and collection is deemed probable by management. For recurring license fees, revenues are recognized on the contract anniversary date. The Company also accrues incidental support costs associated with these licenses when revenues are recognized. Revenues from services are recognized when the services are delivered.

    In fiscal 1995, the Company retroactively changed its method of recognizing renewal or recurring revenue from the recognition of the annual contract amount ratably over the renewal period to the recognition of the entire recurring amount on the contract anniversary date. The change was made in accordance with the Accounting Principles Board Opinion No. 20 in contemplation of an initial public distribution of the financial statements. The financial statements for all periods presented have been restated to reflect the change in accounting. The effect of the restatement was an increase to revenue of $781,000 and $1,703,000 for the years ended June 30, 1994 and 1995, respectively. The effect of the restatement was an increase to net income and net income per share of $333,400 or $0.02 for the year ended June 30, 1994 and $987,000 or $0.07 for the year ended June 30, 1995.

    Customer payment terms vary. Amounts billed in advance of satisfying revenue recognition criteria are classified in current and long term liabilities as deferred revenue in the accompanying balance sheets. Costs and earnings recognized in advance of billing are classified in current assets as contract receivables.




Research and Development

    Research and development costs are charged to expense as incurred.

Income Taxes

    Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates expected to apply when these differences reverse. SFAS No. 109 also requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Income Per Share

    Net income per share of common stock is computed for each year based upon the weighted average number of common shares outstanding and dilutive common stock equivalents. For purposes of this calculation, outstanding options are considered common stock equivalents (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the 12 month period prior to the date of the initial filing of the Company's Registration Statement have been included in the calculation, using the treasury stock method, as if they were outstanding for all periods presented. Fair market value for the purpose of this calculation was assumed to be $6.75, which is the midpoint of the initial public offering price range. The number of shares used in this calculation has been adjusted to reflect a 2.5-for-1 stock split in July 1995 and a 2 for 1 stock split effected in the form of a 100% stock dividend in May 1996.

Use of Estimates in the Preparation of the Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(3) Line of Credit

    During 1994, the Company entered into a $2,000,000 bank line of credit which expired December 31, 1995. On January 18, 1996, the Company received an extension and modification of its revolving bank credit facility from $2,000,000 to $5,000,000 with an expiration date of December 31, 1996. The $5,000,000 bank line is an uncollateralized borrowing line. The current and prior agreements require the Company to achieve certain levels of tangible net worth and to maintain certain financial ratios. Borrowings under the agreement bear interest at the bank's commercial rate plus one-half of one percent, which was 8.75% at June 30, 1996. During 1994, 1995, and 1996 the line of credit was unused; therefore, no interest was paid.

(4) Investment in Marketable Securities

    In accordance with FAS 115, management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company has the intent or ability to hold to maturity are classified as held to maturity. The Company holds no investments in equity securities at June 30, 1995 and 1996. Securities held to maturity are carried at amortized cost which approximates fair market value. At June 30, 1996 the Company had no investments that qualified as trading or available for sale. At June 30, 1995, the Company's investments in debt securities were classified as cash and cash equivalents.

    In fiscal 1996 transactions in marketable securities decreased cash by $14,410,486. Investments in held-to-maturity securities totaled $29,687,372. Proceeds from the disposition of held to maturity securities amounted to $15,276,906. During fiscal 1996 the Company disposed of $7,167,900 in investments classified as held to maturity prior to their maturity date. The sales resulted in realized gains of $357 in the 1996 statement of operations. The sale of the securities prior to maturity was an isolated event due to the need to comply with legal restrictions to maintain the favorable tax status of HPR Securities Corp. a Massachusetts securities corporation.

    Marketable securities, classified as current securities, as of June 30, 1996, include the following:


                                                  Amortized    Fair
                                                    Cost       Value
                       U.S. Government
                       Securities...............  $9,016,146   $9,018,408


    Marketable securities, classified as long term securities, as of June 30, 1996, are all due within three years and include the following:


                                                  Amortized    Fair
                                                    Cost       Value
                       U.S. Government
                       Securities...............  $5,394,340   $5,393,751

(5) Property and Equipment

    Property and equipment, at cost, consist of the following:


                                                  June 30,
                                                -------------------------
                                                    1995         1996
                    Computer equipment.........    $810,913    $1,272,852
                    Computer software..........     172,574       367,643
                    Furniture and fixtures.....     144,775       612,366
                    Office equipment...........     200,894       323,081
                    Leasehold improvements.....          --       433,576
                                                  1,329,156     3,009,518
                    Less accumulated              (432,214)   (1,045,354)
                    depreciation...............
                                                   $896,942    $1,964,164

    Depreciation expense was $179,322, $332,624, and $675,967 in 1994, 1995, and
1996 respectively.

(6) Commitments and Contingencies

    The Company has entered into operating leases of office facilities, which expire at various dates through 2003. Certain leases include renewal options and escalation clauses for increases in real estate taxes and operating expenses. Future minimum rental payments under the operating leases as of June 30, 1996 are as follows:
                                                    Minimum Lease
                                                     Payments Due
                             Year
                             1997                      $661,729
                             1998                       685,897
                             1999                       696,731
                             2000                       654,708
                             2001                       624,691
                             2002 and thereafter      1,465,493
         Total  rent   expense   under   noncancelable   operating   leases  was
approximately  $375,000,  $437,000,  and $667,000  during 1994,  1995, and 1996, respectively.

    The Company has severance payment agreements with certain members of its senior management which provide for payments of up to 12 months of annual base salary upon termination by the Company for reasons other than death, disability or "for cause" as defined therein. The Company has also entered into non-competition agreements with each of its executive officers. These agreements provide that upon termination of such officer's employment by the Company, he or she will refrain for a period of up to 24 months, to be determined by the Company, from certain competitive activities with respect to the Company. If the Company exercises its option to restrain any such officer from competitive activity, it will pay such officer 33% of his or her monthly salary as of termination for each month for which the executive officer agrees to refrain from competing with the Company.

(7) Notes Payable

    The Company's subsidiary issued notes to the selling stockholders of CRT prior to its acquisition by the Company for past services provided in the aggregate amount of $285,000. The notes were paid in full as of May 1995.

    Total interest payments of $42,000, $14,000, and $0 were made on the notes in 1994, 1995 and 1996, respectively.

(8) Income Taxes

The Company follows SFAS No. 109, "Accounting for Income Taxes".
Under SFAS 109, deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the basis of assets and liabilities using statutory rates.


                                                       June 30,    June 30,
                                                           1995        1996
               Gross deferred tax assets:
                 Reserves and certain accrued         $747,962     $995,566
                 expenses...........................
                         Subtotal.................     747,962      995,566
               Gross deferred tax liabilities:
                 Property and equipment               (41,166)     (13,762)
                 depreciation.......................
                 Deferred revenue................. (1,742,801)  (1,086,813)
                 Capitalized software amortization   (437,018)    (351,729)
                 Other............................    (20,571)     (10,286)
                         Subtotal................. (2,241,556)  (1,462,590)
               Net deferred tax liability........ $(1,493,594)   $(467,024)

The provision for income taxes consists of the following:

                                                Fiscal Years Ended June 30,
                                              1994          1995          1996
            Current:
              Federal...............      $773,541    $2,845,133    $3,276,743
              State.................       188,424       886,780       917,722
                                           961,965     3,731,913     4,194,465
            Deferred
              Federal...............       138,386       285,285     (784,396)
              State.................        59,717        88,079     (242,175)
                                           198,103       373,364   (1,026,571)
            Provision for income        $1,160,068    $4,105,277    $3,167,894
            taxes...................


A reconciliation between the Company's effective rate and the U.S. statutory rate is as follows:


                                                       Fiscal Year Ended
                                                            June 30,
                                                    1994     1995    1996
                U.S. statutory rate...........      34.0%   34.0%    34.0%
                State taxes, net of federal           5.9     6.3      5.9
                 benefit.......................
                Goodwill......................        1.9     0.5       --
                Other.........................        1.8     0.5      2.1
                Research and development credits    (2.0)   (0.9)       --
                Acquisition of The Integrity           --      --    (0.8)
                 Group, Inc.
                                                    41.6%   40.4%    41.2%

Total tax payments made in the fiscal years ended June 30, 1994, 1995 and 1996 were $323,000, $4,708,000, and $3,187,000 respectively.


(9) Stockholders' Equity

Stock Splits

    On July 20, 1995, the stockholders of the Company approved a 2.5-for-1 stock split of the Company's outstanding common stock and preferred stock and approved an increase of the authorized number of shares of common stock to 35,000,000 and of preferred stock to 3,000,000. On April 16, 1996 the Company approved a 2 for 1 stock split to be effected through a 100% stock dividend issued to all share holders of record on April 26, 1996. The dividend was distributed on May 6, 1996. Accordingly, all shares and per share data have been restated to reflect all stock splits as though they had occurred at the beginning of the initial period presented.

Preferred Stock

    Holders of the Company's outstanding convertible preferred stock are entitled to convert each share into one share of common stock, subject to certain antidilutive adjustments. In the event of liquidation of the Company the holders of preferred stock are entitled to receive, before distribution to common stockholders, $1.02 per share.

Stock Option Plans

    1991 Stock Plan. The Company's 1991 Stock Plan (the "1991 Stock Plan") provides for the grant of nonqualified and incentive stock options to employees and others to purchase up to 1,160,000 shares of the Company's common stock. Options granted under the plan are exercisable at the fair market value of the stock at the date of grant, are exercisable in full at any time, vest over three to four years and expire ten years from the date of grant. A summary of all stock option activity follows:

                                                       Number of Option Price
                                                        Shares     per Share
                     Outstanding at June 30, 1993...  2,200,000   0.03 - 0.06
                       Granted during fiscal 1994...    663,166    0.07- 0.65
                       Exercised during fiscal 1994.   (87,500)          0.06
                       Expired during fiscal 1994...  (412,500)    0.03- 0.06
                     Outstanding at June 30, 1994...  2,363,166    0.03- 0.65
                       Granted during fiscal 1995...    385,700   0.65 - 5.60
                       Exercised during fiscal 1995.  (1,465,000)  0.03- 0.65
                       Expired during fiscal 1995...  (125,500)    0.06- 1.07
                     Outstanding at June 30, 1995...  1,158,366     0.06-5.60
                       Granted during fiscal 1996...         --
                       Exercised during fiscal 1996.  (438,877)   0.06 - 1.07
                       Expired during fiscal 1996...    (2,128)          1.07
                     Outstanding at June 30, 1996...    717,361    $0.11-5.60

    Options exercisable and fully vested at June 30, 1994, 1995 and 1996 were 891,666, 408,630 and 400,906, respectively, and if all were exercised would result in proceeds to the Company of $153,021 at June 30, 1996.

    1995 Stock Plan. The Company's 1995 Stock Plan (the "1995 Stock Plan") was approved by the Board of Directors on June 26, 1995, and by the Company's stockholders on July 20, 1995. The 1995 Stock Plan provides for the grant or award of stock options, restricted stock, stock appreciation rights and other performance awards which may or may not be denominated in shares of Common Stock or other securities (collectively, the "Awards"). Stock options granted under the 1995 Stock Plan may be either incentive stock options or non-qualified options. The purpose of the 1995 Stock Plan is to attract and retain outstanding employees through the incentives of stock ownership and monetary payments. Every regular full-time employee of the Company, including officers but excluding directors who are not officers, is eligible to receive awards.

    The 1995 Stock Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 1995 Stock Plan, the Committee has the authority to designate participants, determine the types of Awards to be granted, the number of shares to be covered by each Award, the time at which each Award is exercisable or may be settled, the method of payment and any other terms and conditions of the Awards. All Awards are evidenced by an Award Agreement between the Company and the participant.

    While the Committee determines the prices at which options and other Awards may be exercised under the 1995 Stock Plan, the exercise price per share of an incentive stock option shall be at least 100% of the fair market value (as determined under the terms of the 1995 Stock Plan) of a share of Common Stock on the date of grant. The aggregate number of shares of Common Stock available for awards under the Plan is 1,535,000. No Awards may be made under the 1995 Stock Plan after June 25, 2005.

                                                       Number of Option Price
                                                        Shares     per Share
                     Outstanding at June 30, 1994...         --
                       Granted during fiscal 1995...    720,000           5.60
                       Exercised during fiscal 1995.         --
                       Expired during fiscal 1995...         --
                     Outstanding at June 30, 1995...    720,000           5.60
                       Granted during fiscal 1996...     68,256   0.49 - 16.38

                       Exercised during fiscal 1996.    (3,064)   0.49 -  5.60
                       Expired during fiscal 1996...         --
                     Outstanding at June 30, 1996...    785,192   0.49 - 16.38


    During 1996 employees of The Integrity Group, Inc. were granted options to purchase 8,254 shares of common stock at a price per share of $0.49 which was below the fair market value at the date of the grant. This discount from fair market value has been recorded as deferred compensation and charged to expense ratably over the four year vesting period of the options.

     Options exercisable and fully vested at June 30, 1995 and 1996 were zero and 142,509, respectively, and if all were exercised would result in proceeds to the Company of $798,050 at June 30, 1996.

    1995 Eligible Directors Stock Plan. The Company's 1995 Eligible Directors Stock Plan (the "Directors Stock Plan") was approved by the Board of Directors on June 26, 1995, and by the Company's stockholders on July 20, 1995. Under the Directors Stock Plan, each director who is not an officer or employee of the Company or any subsidiary of the Company (an "outside director") will be granted, upon first being elected to the Board of Directors, an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of the grant. In addition, upon re-election, each outside director will be granted an option on the thirtieth day following the date of each annual meeting of stockholders to purchase 4,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. A total of 100,000 shares of Common Stock are available for awards under the Directors Stock Plan. The options granted under the Directors Stock Plan will vest in five equal annual installments commencing one year after the date of grant. No options may be granted under the Directors Stock Plan after June 25, 2005. As of June 30, 1996, no options had been granted under the Directors Stock Plan.


     As of June 30, 1996, the Company has reserved 2,795,000 shares of common stock for issuance under all of its stock option plans.

     In October of 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," which establishes financial accounting and reporting standards for stock-based compensation plans. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages the adoption of that method of accounting. However, the statement also allows entities to continue to account for such plans under Accounting Principles Board ("APB") Opinion No. 25. Entities electing to continue accounting as permitted Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in the statement had been applied. The Company adopted the statement effective July 1, 1996 and has elected to continue to account for stock based compensation plans under the provisions of Opinion No. 25. Therefore, the implementation of the statement will not have an effect on the Company's consolidated financial position or consolidated results of operations, and the Company has not yet determined what the effect will be on a pro forma basis.


(10) Employee Benefits

    The Health Payment Review, Inc. 401(k) Plan is a defined contribution plan available to substantially all of HPR's employees. The 401(k) Plan was established effective June 1, 1993 under section 401(k) of the Internal Revenue Code. Under the Plan, employees may make voluntary contributions based on a percentage of their pretax earnings. HPR contributions to the Plan are established each year at the discretion of the Board of Directors. No amounts were charged to expense for this Plan in fiscal 1994, 1995, and 1996.


(11) Legal Proceedings

    On January 31, 1994, a suit was filed in the U.S. District Court for the Eastern District of Pennsylvania by GMIS, Inc. ("GMIS") against the Company, alleging that the Company's patent relating to its CodeReview product was invalid, not infringed, and unenforceable. GMIS also alleged that the Company interfered with the business relationships of GMIS and sued for damages of an unspecified amount.

    The Company filed a patent infringement counterclaim on March 25, 1994 alleging, among other things, that GMIS' product, ClaimCheck, infringed upon the patent.

    On January 23, 1995 the Company settled all of its outstanding claims with GMIS. Pursuant to the settlement, the terms of which were undisclosed, the Company granted GMIS a nonexclusive license under the patent, and GMIS acknowledged the validity of the patent and made a one-time payment to the Company. The payment was recorded by the Company net of legal and other costs.

(12)      Acquisitions

     On April 30, 1996 the Company acquired The Integrity Group, Inc. ("TIG"), an Alabama corporation, in a transaction accounted for as a pooling of interests under which all of the capital stock of TIG was exchanged for 260,001 shares of HPR Inc. common stock. TIG is a vendor of provider credentialing, accreditation support, Healthcare Employer Data Information Set (HEDIS) reporting and data warehousing tools and support for effective provider network management. The accompanying financial statements for periods prior to 1996 do not include the amounts for this acquisition as they were deemed to be immaterial. Only 1996 financial information has been restated as if the transaction had occurred as of July 1, 1995.

     TIG was a Subchapter S Corporation for income tax purposes and, therefore, did not pay U.S. federal income taxes. TIG will be included in the Company's U.S. federal income tax return effective April 30, 1996. The following table presents net sales and net income for TIG and HPR from July 1, 1995 through March 31, 1996:


                           For the 9 months ended March 31, 1996
     --------------------------------------------------------------------------

                      TIG                       HPR                    Totals
    Net Sales     $1,626,071               $17,278,965              $18,905,036
    Net Income       $98,837                $2,685,424               $2,784,261

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                     PART II

Item 10.   Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference to the section entitled "Election of Directors" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 1996, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates. Certain information concerning the registrant's executive officers is included under the caption "Executive Officers of the Registrant" at pages 12-13 following Part I, Item 1 of this report.

Item 11.   Executive Compensation

     The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 1996, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the section entitled "Voting Securities" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 1996, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

Item 13.   Certain Relationships and Related Transactions

    The information required by this item is incorporated herein by reference to the section "Compensation Committee Interlocks, Insider Participation and Certain Transactions" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 1996, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    a.   (1)  Financial Statements

                  All financial statements are included in Item 8 hereof.

    a.   (2) Financial Statement Schedules

                  None

    a.   (3) Exhibits


          Exhibit
          Number                             Description of Document
          3.1*      --  Amended and Restated Certificate of Incorporation of the Company
                        approved by
                        the directors of the Company on June 26, 1995, as adopted by the stockholders
                        on July 20, 1995.

          3.2*      --  By-laws of the Company, as amended effective on August 16, 1995.
          4.1*      --  Article Fourth of the Certificate of Incorporation of the Company
                        (included in
                        Exhibit 3.1).
          10.1*     --  Lease dated June 2, 1995, between Riverview Building Combined Limited
                        Partnership and the Company, for premises located at the Riverview
                        Complex,
                        245 First Street, Cambridge, Massachusetts.
          10.2*     --  The Company's 1991 Stock Plan and related forms of stock option agreements.
          10.3*     --  The Company's 1995 Stock Plan and related forms of stock option agreements.
          10.4*     --  The Company's 1995 Eligible Directors Stock Plan and related form of stock
                        option agreement.
          10.5*     --  Software Development and License Agreement between the Company and
                        Caterpillar, Inc. dated August 15, 1988.
          10.6*+    --  Product License Agreement between the Company and Symmetry Health Data
                        Systems, Inc. dated as of November 17, 1994, as amended.
          10.7*     --  Stock Purchase Agreement for shares of Series A Convertible Preferred
                        Stock
                        purchased by Greylock Limited Partnership dated December 20, 1991, as amended
                        on June 26, 1995.
          10.8*     --  Stock Purchase Agreements for shares of Series A Convertible Preferred
                        Stock
                        purchased by Marcia J. Radosevich dated October 7, 1992 and November 2,
                        1992.
          10.9*     --  Registration Rights Agreement dated as of June 3, 1992.
          10.10*    --  Noncompetition Agreement between the Company and Dr. Robert D.
                        Hertenstein,
                        dated April 13, 1992, as amended on June 2, 1995.
          10.11*    --  Letter Agreement between the Company and Marcia J. Radosevich dated
                        December
                        6, 1989, as amended on June 26, 1995.
          10.12*    --  Letter Agreement between the Company and Douglas R. Percy dated April
                        22,
                        1992.
          10.13*    --  Letter Agreement between the Company and Thomas M. McNamara dated
                        November 2,
                        1992.
          10.14*    --  Agreement Pertaining to Certain Activities between the Company and
                        Marcia J.
                        Radosevich dated December 20, 1991.
          10.15*    --  Noncompetition agreements with Douglas R. Percy, Brian D. Cahill,
                        Thomas M.
                        McNamara, Lawrence G. Miller, Steven J. Rosenberg and James B. Stowe.
          10.16*    --  Consulting Agreement between the Company and Richard H. Egdahl dated
                        January
                        1, 1992, as amended on June 26, 1995.
          10.17*    --  Form of Indemnification Agreement between the Company and its directors
                        and
                        executive officers.
          11.1      --  Statement re computation of earnings per share.
          21.1      -- Subsidiaries of the Company.
          23.1      -- Consent of Coopers & Lybrand L.L.P.
          27.1         Financial Data Schedule
- --------------------------------------------------------------------------------

+ Confidential treatment has been requested and granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

* Incorporated by reference from the Company's registration statement on Form S-1 No. 33-94132 filed with the Securities and Exchange Commission on June 30, 1995, as amended on July 25, August 1 and August 7, 1995.


b.    Reports on Form 8-K

    On April 19, 1996 the Company filed a report on Form 8-K disclosing the resignation of Douglas R. Percy as President of HPR Inc. and the issuance of a 100% stock dividend to all holders of record on April 26, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     HPR  INC.


Dated:  September 23, 1996        By:    /s/ Marcia J. Radosevich
                                         Marcia J. Radosevich
                                         Chairman of the Board, Chief Executive
                                         Officer and President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the 23rd day of September, 1996.




Signature                               Title

/s/ Marcia J. Radosevich                Chairman of the Board, Chief Executive
(Marcia J. Radosevich)                  Officer, President and Director
                                        (Principal Executive Officer)


/s/ Brian D. Cahill                     Vice President, Corporate Finance and
(Brian D. Cahill)                       and Treasurer
Planning, Chief Financial Officer,      (Principal Financial and Accounting
Secretary,                              Officer)




/s/ Richard H. Egdahl                   Vice Chairman of the Board and Director
(Richard H. Egdahl)



/s/ Harris A. Berman                    Director
(Harris A. Berman)



/s/ Howard E. Cox, Jr.                  Director
(Howard E. Cox, Jr.)



/s/ William G. Nelson                   Director
(William G. Nelson)