Form 10-Q
period 1996-09-30
HPR INC
filed 1996-10-30
CIK 947482

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                               ------------------

                                   FORM 10-Q


(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from _____________________ to ________________________






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

              Yes    X                                      No  ___

As of October 25, 1996, there were 15,153,757 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

                                    HPR INC.
             Form 10-Q for the Three Months Ended September 30, 1996



                                Table of Contents

                                                                   Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets as of
September 30, 1996 and June 30, 1996. . . . . . . . . . . . . . . . . 3

Consolidated Statements of Operations for the Three
Months Ended September 30, 1996 and 1995. . . . . . . . . . . . . . . 4

Consolidated Statements of Cash Flows for the Three
Months Ended September 30, 1996 and 1995 . . . . . . . . . . . . . .  5

Notes to Interim Consolidated Financial Statements. . . . . . . . . . 6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operation . . . . . . . . . . . .  7





PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 13



Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                    HPR Inc.
                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                     September 30,
                                                                        1996           June 30, 1996
                                                                      ------------      -----------
      ASSETS:
      Current Assets:
        Cash and cash equivalents..........................            $7,696,756        $8,479,122
        Investments in marketable securities...............            11,100,180         9,016,146
        Accounts receivable, net of allowances for doubtful
        accounts of $610,000, and $603,000 for September 30,
        1996 and June 30, 1996, respectively...............             3,847,219         4,491,065
        Contract receivables...............................             4,314,086         3,142,680
        Prepaid and deferred income tax expense............             1,989,720           415,149
        Prepaid expenses and other current assets..........               725,248           727,044
                                                                      ------------      ------------
               Total current assets........................            29,673,209        26,271,206
      Investments in marketable securities                              3,003,616         5,394,340
      Property and equipment, net..........................             1,936,174         1,964,164
      Software development costs, net......................               865,859           873,427
      Other assets.........................................               104,309           100,332
                                                                      ------------      ------------
               Total assets................................           $35,583,167       $34,603,469
                                                                      ===========       ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY:
      Current Liabilities:
        Accounts payable...................................              $650,885          $607,259
        Accrued expenses...................................             1,699,147         1,038,045
        Accrued support costs..............................             1,469,184         1,425,191
        Accrued employee compensation and benefits.........               598,614         1,323,973
        Deferred revenue...................................               229,868           698,029
        Income taxes payable...............................                    --           438,758
        Sales taxes payable................................               123,083           275,022
                                                                      ------------      ------------
               Total current liabilities...................             4,770,781         5,806,277
      Deferred income taxes................................               882,173           882,173
                                                                      ------------      ------------
               Total liabilities...........................             5,652,954         6,688,450
                                                                      ------------      ------------
     Stockholders' Equity:
        Convertible   preferred  stock,   par  value
          $0.10,   3,000,000  shares authorized;
          zero shares outstanding at September 30,
          1996 and June 30, 1996...........................
        Common stock, par value $0.01, 35,000,000
          shares authorized;  18,018,547 and 17,918,625
          shares issued and  15,112,297  and  15,012,375
          shares outstanding at September 30, 1996
          and June 30, 1996, respectively .................               180,185           179,185
        Additional paid-in capital.........................            17,056,327        15,972,680
        Less treasury stock, at cost: 2,913,750 and 2,906,250
         shares at September 30, 1996 and June 30, 1996,
         respectively......................................           (2,848,775)       (2,843,900)
        Retained earnings..................................            15,542,476        14,607,054
                                                                      ------------      ------------
               Total stockholders' equity..................            29,930,213        27,915,019
                                                                      ------------      ------------
               Total liabilities and stockholders' equity..           $35,583,167       $34,603,469
                                                                      ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                    HPR Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                 Three Months Ended September 30,

                                          1996             1995
                                     -------------    -----------

Revenues.........................     $7,070,994      $5,319,515
Expenses:
  Cost of revenues...............      1,640,030       1,385,756
  Marketing and sales............      1,586,588       1,319,759
  Research and development.......      1,530,969         897,976
  General and administrative.....      1,015,812         790,605
                                       ---------       ---------
Total expenses...................      5,773,399       4,394,096
                                       ---------       ---------
Operating income.................      1,297,595         925,419
                                       ---------       ---------
Interest income, net.............        301,418         145,219
Income before provision for
income taxes.....................      1,599,013       1,070,638
Provision for income taxes.......        663,591         452,183
Net income(1)....................       $935,422        $618,455
                                        --------        --------
Net income per share.............          $0.06           $0.04
Weighted average common shares
and equivalents (1)..............     16,098,000      15,238,000


(1) All share and earnings per share amounts have been restated to reflect the stock split effected in the form of a 100% stock dividend paid on May 6, 1996 to all shareholders of record as of April 26, 1996.


The accompanying notes are an integral part of the consolidated financial statements.

                                    HPR Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                               Three Months Ended September 30,
                                                    1996                1995
                                                -----------         -----------

Cash flows from (for) operating activities:
  Net income........................          $   935,422        $   618,455
  Adjustments to reconcile net income to
     cash provided by (used in) operating
     activities:
     Depreciation and amortization..              351,849            310,091
     Provision for doubtful accounts              125,000             85,000
     Loss on disposal of equipment..                2,565                 --
     Amortization of discount on
       investments..................             (27,630)           (18,016)
  Change in operating assets and
     liabilities:
     Accounts and contract receivables          (652,560)          (314,618)
     Prepaid expenses and other current
       assets ......................            (577,375)            334,329
     Other assets...................              (3,977)           (61,866)
     Accounts payable and other accrued
       liabilities..................               23,362          (220,726)
     Sales taxes payable............            (151,939)           (61,393)
     Deferred revenue...............            (468,161)             17,125
     Income taxes payable...........            (438,758)             67,577
                                              -----------        -----------
       Net cash provided by (used in)
        operating activities........            (882,202)            705,872
                                              -----------        -----------
Cash flows from (for) investing activities:
  Capitalized software development
     costs..........................            (131,847)          (149,878)
   Proceeds from disposal of fixed assets          15,903                 --
  Capital expenditures..............            (202,912)          (871,949)
  Sale of marketable securities                 2,500,000                 --
  Purchases of marketable securities          (2,165,680)        (3,891,903)
                                              -----------        -----------
       Net cash provided by (used in)
        investing activities........               15,464        (4,913,730)
                                              -----------        -----------
Cash flows from (for)financing activities:
  Proceeds from initial public
     offering.......................                   --          8,013,348
  Expenses related to initial public
     offering.......................                   --          (858,896)
  Proceeds from exercise of stock
     options........................               89,247                 89
  Payments to acquire treasury stock              (4,875)                 --
                                             ------------        -----------
       Net cash provided by financing
          activities................               84,372          7,154,541
                                             ------------        -----------
Net increase (decrease) in cash and cash
  equivalents.......................            (782,366)          2,946,683
                                             ------------        -----------
Cash and cash equivalents, beginning of
  period............................            8,479,122          8,486,062
                                             ------------        -----------
Cash and cash equivalents provided by the
  acquisition of The Integrity Group, Inc.             --             28,193
Adjusted cash and cash equivalents,
  beginning of period...............            8,479,122          8,514,255
                                             -------------       -----------
Cash and cash equivalents, end of
  period............................           $ 7,696,756       $11,460,938
                                               ===========       ===========



The accompanying notes are an integral part of the consolidated financial statements.

                                    HPR Inc.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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


(2)  Summary of Significant Accounting Policies

         Accounting

         The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of HPR and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1996 and 1995, respectively.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1996, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 23, 1996.


(3)  Investment in Marketable Securities

         In accordance with FAS 115, management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company has the intent or ability to hold to maturity are classified as held to maturity. The Company holds no investments in equity securities at September 30, 1996 and June 30, 1996. Securities held to maturity are carried at amortized cost which approximates fair market value. At September 30, 1996 and June 30, 1996 the Company had no investments that qualified as trading or available for sale.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations


See Safe Harbor Statement for Forward-Looking Statements at the end of this item.

Overview

         HPR Inc. licenses its products primarily pursuant to multi-year agreements that, in general, provide payment of equal annual license fees over their terms. Revenues from software license agreements are recognized upon execution of a contract and shipment of the software provided that no significant vendor obligations remain outstanding and collection of the related receivable is deemed probable by management. For annual recurring license fees, revenues are recognized on the contract anniversary date.

         The Company has experienced a seasonal pattern in its operating results with the second and fourth fiscal quarters typically having the highest revenues and net income, while the first and third fiscal quarters typically have lower revenue and net income. The Company believes the seasonality of its revenue and net income will continue for the foreseeable future. In order to account for the effect of seasonal revenues, comments with respect to prospective expenses as a percentages of revenues reflect annualized estimates and are not necessarily representative of expected interim results.

Revenues

         Total revenues increased 32.9% to $7,071,000 from $5,320,000 for the three months ended September 30, 1996 versus the same period in 1995. The Company attributed the significant growth in revenues to continued license activity associated with the Company's existing products, CodeReview, Patterns Review, and Episode Profiler, as well as the Quality Profiler and Referral Profiler products which were introduced to the market in fiscal 1996 and early fiscal 1997, respectively.

Cost of Revenues

         Cost of revenues for the three months ended September 30, 1996 increased to $1,640,000 or 23.2% of revenues from $1,386,000 or 26.1% during the same three month period a year ago. The increase in expense was due mainly to certain royalty payments made to third parties for software products licensed by the Company which are incorporated into the Company's products, most notably Episode Profiler and Referral Profiler. The Company expects cost of revenues to remain relatively constant as a percentage of revenues.

Marketing and Sales

         Marketing and sales expenses increased 20.2% to $1,587,000 from $1,320,000 for the three months ended September 30, 1996 versus the same period one year earlier. As a percentage of revenues, marketing and sales expenses decreased to 22.4% from 24.8% for the three months ended September 30, 1996 and 1995, respectively.

         The Company has continued its expansion of the sales force in response to increased demand for its products. The increase in the size of the sales force, along with the addition of new product lines in fiscal 1996 and early fiscal 1997 were strong contributing factors to the increase in the Company's overall revenues. The Company expects to continue its investment in marketing and salesin line with demand for its products and as a result the Company expects marketing and sales expenses to remain constant or increase slightly as a percentage of sales.

Research and Development

         Research and development expenses increased to $1,531,000 or 21.7% of revenues for the three months ended September 30, 1996 from $898,000 or 16.9% of revenues for the same period in the prior year. During the three month period ending September 30, 1996, the Company capitalized software development expenditures in an amount equal to 8% of total research and development costs which compares with a capitalization rate of 14% for the three month period ended September 30, 1995. The increase in research and development expenditures is a result of work being performed on the Company's next suite of products, the Clinical Care Management Software (CCMS), currently under development. The Company expects that as work continues on the CCMS product line and as new products are undertaken, research and development expenses as a percentage of revenues will remain substantially the same or increase slightly for the foreseeable future.

General and Administrative

         General and administrative expenses for the three months ended September 30, 1996 increased to $1,016,000 or 14.4% of revenue from $791,000 or 14.9% for the same period in the prior year. The increased expenditures are a factor of the increased growth of the Company. Although general and administrative expenditures will increase as the Company grows, it is believed that as revenues continue to increase general and administrative expenses will decrease slightly as a percentage of revenues for the foreseeable future.

Net Interest

         Interest income increased to $301,000 from $145,000 for the three months ended September 30, 1996 compared with the prior year. The increase was primarily due to the interest earned on the cash balances the Company generated from operations and from the proceeds of the Company's initial public offering of Common Stock completed in August 1995 and the second public offering completed in February 1996.

Liquidity and Capital Resources

         The Company had working capital as of September 30, 1996 of $24,902,000 compared with $20,465,000 in working capital as of June 30, 1996. The change was mainly due to cash provided by operations and investment income earned during the three month period.

              The Company believes that the net proceeds from the common stock sold by the Company in its initial and second public offerings, together with available funds, cash generated from operations and an available unused line of credit of $5,000,000 will be sufficient to meet the Company's operating and capital requirements, assuming no change in the operations of the Company's business, for the foreseeable future.



Safe Harbor Statement for Forward-Looking Statements

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

    Seasonality and Variable Operating Results.

    The Company has experienced a seasonal pattern in its operating results, with the fourth and second fiscal quarters typically having the highest revenues and net income and the first and third fiscal quarters typically having lower revenues and net income. The timing of revenues is influenced by a number of factors, including the timing of individual orders and shipments, seasonal customer buying patterns and changes in product development and sales and marketing expenditures. The Company believes the seasonality of its revenues and net income for the fourth fiscal quarter can be attributed to due dates for payment obligations under multi-year license agreements, renewals of existing agreements and the Company's sales compensation program, which is based significantly on fiscal year sales levels. The Company believes the seasonality of its revenues and net income in the second fiscal quarter can be attributed to the seasonal purchasing patterns of its customers. The Company most recently reported a net loss in the first and third quarters of fiscal 1994 and there can be no assurance that the Company will be profitable during future quarters. In addition, although the Company has no present agreements or commitments to enter into any major contracts, the signing of a major contract could generate a large increase in revenues and net income for any given quarter or fiscal year, which increase may prove anomalous when compared to changes in revenues and net income in other periods. Furthermore, the Company typically experiences long sales cycles for new customers, which may extend over several quarters before a sale is consummated. As a result, the Company believes that quarterly results of operations will continue to be subject to significant fluctuations and that its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods.

    Dependence Upon New Product Development, Acceptance and Enhancement.

    The market for the Company's products is characterized by rapid technological progress and changing customer needs. The Company believes that as the markets for CodeReview and Pattern Review mature, the continued growth of the Company will require the successful introduction of new products.
Accordingly, the Company's future success will depend on its ability to successfully develop and introduce new products, including CCMS, and to enhance its existing products. There can be no assurance that the Company will be successful in developing, introducing on a timely basis, and marketing such products or enhancements or that they will be accepted by the market.
Significant research and development expenditures will be required in the future. There can be no assurance that the Company's expected new product releases and product enhancements will adequately address customer requirements for performance and functionality or that its software will not contain "bugs" that would delay product introduction or shipment.

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

    Dependence on Proprietary Software and Clinical Knowledge-Bases.

    The Company's success is dependent to a significant extent on its ability to maintain the proprietary and confidential software and clinical knowledge-bases incorporated in CodeReview, Patterns Review, Episode Profiler, Quality Profiler, Referral Profiler, Credentialer and other products as they are released. The
Company relies on a combination of patent, trade secret, copyright and contractual protections to establish and protect its proprietary rights. There can, however, be no assurance that the legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. Any infringement or misappropriation of the Company's proprietary software and clinical knowledge-bases would disadvantage the Company in its efforts to retain and attract new customers in a highly competitive market, and could cause the Company to lose revenues or incur substantial litigation expense. In addition, these protections and precautions do not prevent independent third-party development of competitive technology or products. Further, the Company depends on third-party suppliers to license to HPR necessary technology that is incorporated into certain of the Company's products, including Episode Profiler. The inability of the Company for any reason to continue using or otherwise acquire such technology could prevent distribution of such products, having a material adverse effect on the Company's results of operations, financial condition or business.

    Dependence on Certain Key Personnel.

    The Company depends to a significant extent on key management, technical and marketing personnel. The Company's growth and future success will depend in large part on its ability to attract, motivate and retain highly qualified personnel. The Company does not have employment agreements with any of its officers or key employees providing for their employment for any specific term. The Company does not have "key person" life insurance on any of its personnel other than Marcia J. Radosevich, the Company's Chairman of the Board, Chief Executive Officer, and President. The loss of key personnel, particularly the loss of more than one member of the Company's executive management team, or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's results of operations, financial condition or business.

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

    Risk of Product Liability Claims.

    The Company's products provide information that relates to payment of healthcare claims and to the appropriateness of medical treatment in particular cases and in general. Any failure by the Company's products to process such claims or to review such treatments accurately could result in claims against the Company by its customers. Further, successful use of the Company's products could influence the treatments rendered by providers and give rise to claims against the Company by patients or providers. The Company maintains insurance to protect against certain claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of, or excluded from, its insurance coverage could have a material adverse effect on the Company's results of operations, financial condition or business. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources. While to date the Company has not experienced any product liability claims against it, the Company is aware of claims made against payors by patients for coverage decisions which adversely influenced medical treatment. There can be no assurance that the Company will not be subject to product liability claims, that such claims will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates. In addition, if liability of the Company were to be established, substantial revisions to its products could be required that may cause the Company to incur additional unanticipated research and development expenses.

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

PART II.          OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K
                  (a)    Exhibits

                         11.1    Statement re Computation of Earnings Per Share



                  (b)    Reports on Form 8-K

                         There were no reports on Form 8-K filed during the three months ended September 30, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HPR INC.
                                  (Registrant)

Dated:        October 30, 1996                 /s/ Marcia J. Radosevich
                                               ------------------------
                                               Marcia J. Radosevich
                                               Chairman of the Board, Chief
                                               Executive Officer, and President
                                               (Principal Executive Officer)


Dated:        October 30, 1996                 /s/ Brian D. Cahill
                                               -------------------
                                               Brian D. Cahill
                                               Vice President, Corporate Finance
                                               and Planning,and Chief Financial
                                               Officer


                                               (Principal Financial and
                                                Accounting Officer)