Form 10-Q
period 1996-12-31
HPR INC
filed 1997-01-31
CIK 947482

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549



------------------

FORM 10-Q


(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

                Yes    X                                      No  ___

As of January 24, 1997, there were 15,217,811 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

HPR INC.
Form 10-Q for the Three Months Ended December 31, 1996


                                                 Table of Contents



                                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):                             Page No.

Consolidated Balance Sheets as of
December 31, 1996 and June 30, 1996 . . . . . . . . . . . . . . . . . . .      3

Consolidated Statements of Operations for the Three and Six
Months Ended December 31, 1996 and 1995 .. . . . . . . . . . . . . . . . .     4

Consolidated Statements of Cash Flows for the Six
Months Ended December 31, 1996 and 1995. . . . . . . . . . . . . . . . . .     5

Notes to Interim Consolidated Financial Statements. . . . . . . . .. . . .     6

Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of Operation     . . . . . . . . .. . . .      7





                                    PART II.  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders. . . . .     13

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .    14


Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .     15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                                      HPR Inc.

                                       CONSOLIDATED BALANCE SHEETS
                                               (unaudited)


                                                                         December 31,       June 30,
                                                                             1996             1996
                                                                       --------------    ---------------
      ASSETS:
      Current Assets:
        Cash and cash equivalents..........................             $3,960,754        $8,479,122
        Investments in marketable securities...............             16,890,556         9,016,146
        Accounts receivable, net of allowances for doubtful
        accounts of $628,000, and $603,000 for December 31, 1996
        and June 30, 1996, respectively....................              8,597,538         4,491,065
        Contract receivables...............................              3,761,417         3,142,680
        Prepaid and deferred income tax expense............              1,232,978           415,149
        Prepaid expenses and other current assets..........                853,493           727,044
                                                                       ------------      --------------
               Total current assets........................             35,296,736        26,271,206
      Investments in marketable securities.................              1,810,123         5,394,340
      Property and equipment, net..........................              1,953,214         1,964,164
      Software development costs, net......................                968,704           873,427
      Other assets.........................................                104,309           100,332
                                                                       ------------      --------------
               Total assets................................            $40,133,086       $34,603,469
      LIABILITIES AND STOCKHOLDERS' EQUITY:
      Current Liabilities:
        Accounts payable...................................               $729,068          $607,259
        Accrued expenses...................................              1,682,376         1,038,045
        Accrued support costs..............................              1,670,850         1,425,191
        Accrued employee compensation and benefits.........                979,072         1,323,973
        Deferred revenue...................................                834,431           698,029
        Income taxes payable...............................                     --           438,758
        Sales taxes payable................................                415,110           275,022
                                                                       ------------      --------------
               Total current liabilities...................              6,310,907         5,806,277
      Deferred income taxes................................                882,173           882,173
                                                                       ------------      --------------
               Total liabilities...........................              7,193,080         6,688,450
                                                                       ------------      --------------
      Stockholders' Equity:
        Convertible   preferred  stock,   par  value  $0.10,
         3,000,000  shares authorized; zero shares issued and
         outstanding at December 31, 1996 and June 30, 1996                                 --                --
        Common stock, par value $0.01, 35,000,000 shares
          authorized; 18,066,300 and 17,918,625 shares issued
          and 15,152,550 and 15,012,375 shares outstanding at
          December 31, 1996 and June 30, 1996, respectively                180,663           179,185
        Additional paid-in capital.........................             17,817,621        15,972,680
        Less treasury stock, at cost: 2,913,750 and 2,906,250
         shares at December 31, 1996 and June 30, 1996,
         respectively......................................            (2,848,775)       (2,843,900)
        Retained earnings..................................             17,790,497        14,607,054
                                                                   ----------------      --------------
               Total stockholders' equity..................             32,940,006        27,915,019
                                                                   ----------------      --------------
               Total liabilities and stockholders' equity..            $40,133,086       $34,603,469

The accompanying notes are an integral part of the consolidated financial statements.



                                                 HPR Inc.

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)

                                      Three Months Ended December 31,  Six Months Ended December 31,
                                         1996              1995            1996            1995

Revenues.........................     $10,203,658      $7,624,796     $17,274,652      $12,944,311
Expenses:
  Cost of revenues...............       2,016,033       1,808,615       3,656,063        3,194,371
  Marketing and sales............       1,930,534       1,377,867       3,517,122        2,697,625
  Research and development.......       1,640,483       1,005,742       3,171,452        1,903,717
  General and administrative.....       1,046,860         969,177       2,062,672        1,759,783
Total expenses...................       6,633,910       5,161,401      12,407,309        9,555,496
Operating income.................       3,569,748       2,463,395       4,867,343        3,388,815
Interest income, net.............         273,038         178,340         574,456          323,560
Income before provision for
income taxes.....................       3,842,786       2,641,735       5,441,799        3,712,375
Provision for income taxes.......       1,594,766       1,122,692       2,258,357        1,574,875
Net income.......................      $2,248,020      $1,519,043      $3,183,442        2,137,500
Net income per share (1).........           $0.14           $0.10           $0.20            $0.14
Weighted average common shares
and equivalents (1)..............      16,097,000      15,818,000      16,098,000       15,528,000


(1) All share and earnings per share amounts have been restated to reflect the stock split effected in the form of a 100% stock dividend paid on May 6, 1996 to all shareholders of record as of April 26, 1996.


The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------
                                                 HPR Inc.
--------------------------------------------------------------------------------

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)

                                                       Six Months Ended December 31,
                                                            1996                1995

Cash flows from (for) operating activities:
  Net income........................                               $                  $
                                                           3,183,442          2,137,500
  Adjustments to reconcile net income to
     cash provided by (used in) operating
     activities:
     Depreciation and amortization..                         705,656            603,868
     Provision for doubtful accounts                         200,000            165,000
     Loss on disposal of equipment..                           2,565                 --
     Amortization of discount on
       investments..................                        (54,394)           (92,046)
  Change in operating assets and
     liabilities:
     Accounts and contract receivables                   (4,925,210)        (2,350,502)
     Prepaid expenses and other current assets               790,032           (38,263)
     Other assets...................                         (3,977)                 --
     Accounts payable and other accrued
       liabilities..................                         666,898          (113,714)
     Sales taxes payable............                         140,088             83,881
     Deferred revenue...............                         136,402             18,576
     Income taxes payable...........                       (438,758)            305,902
                                                        -------------       ------------
       Net cash provided by (used in)
          operating activities......                         402,744            720,202
                                                        -------------       ------------
Cash flows from (for) investing activities:
  Capitalized software development
     costs..........................                       (362,992)          (239,967)
   Proceeds from disposal of fixed assets                     15,903                 --
  Capital expenditures..............                       (445,829)        (1,261,298)
  Sale of marketable securities                            6,200,000                 --
  Purchase of marketable securities.                    (10,435,799)        (7,313,966)
                                                        -------------       ------------
       Net cash provided by (used in)
         investing activities.......                     (5,028,717)        (8,815,231)
                                                        -------------       ------------
Cash flows from (for) financing
  activities:
  Proceeds from initial public
     offering.......................                              --          8,013,348
  Expenses related to initial public
     offering.......................                              --          (858,896)
  Proceeds from exercise of stock
     options........................                         112,480             18,978
  Payments to acquire treasury stock                         (4,875)                 --
                                                        -------------       ------------
       Net cash provided by financing
          activities................                         107,605          7,173,430
                                                        -------------       ------------
Net increase (decrease) in cash and cash
  equivalents.......................                     (4,518,368)          (921,599)
                                                        -------------       ------------
Cash and cash equivalents, beginning of
  period............................                       8,479,122          8,486,062
                                                        -------------       ------------
Cash and cash equivalents provided by the
  acquisition of The Integrity Group, Inc.                        --             28,193
Adjusted cash and cash equivalents,
  beginning of period...............                       8,479,122          8,514,255
                                                        -------------       ------------
Cash and cash equivalents, end of
  period............................                      $3,960,754         $7,592,656




The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------
                                                 HPR INC.
--------------------------------------------------------------------------------

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


(2)  Summary of Significant Accounting Policies

         Accounting

         The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of HPR and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended December 31, 1996 and 1995, respectively.

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


 (3)  Investment in Marketable Securities

         In accordance with FAS 115, management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company has the intent or ability to hold to maturity are classified as held to maturity. The Company holds no investments in equity securities at December 31, 1996 and June 30, 1996. Securities held to maturity are carried at amortized cost which approximates fair market value. At December 31, 1996 and June 30, 1996 the Company had no investments that qualified as trading or available for sale.

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

Revenues

         Total revenues increased 33.8% to $10,204,000 from $7,625,000 for the three months ended December 31, 1996 versus the same period in 1995, and 33.5% to $17,275,000 from $12,944,000 for the six months ended December 31, 1996 versus 1995. The Company attributed the significant growth in revenues to continued license activity associated with the Company's existing products, CodeReview, Patterns Review, and Episode Profiler, as well as the Quality Profiler and Referral Profiler products which were introduced to the market in fiscal 1996 and early fiscal 1997, respectively.

Cost of Revenues

         Cost of revenues for the three months ended December 31, 1996 increased to $2,016,000 or 19.8% of revenues from $1,809,000 or 23.7% during the same three month period a year ago. For the six months ended December 31, 1996, cost of revenues increased to $3,656,000 or 21.2% of revenues from $3,194,000 or 24.7% for the same period one year earlier. The increase in expense was due mainly to certain royalty payments made to third parties for software products licensed by the Company which are incorporated into the Company's products, most notably Episode Profiler and Referral Profiler. The Company expects to continue to invest in support resources and as a result the cost of revenues are expected to remain relatively constant or increase slightly as a percentage of revenues.

Marketing and Sales

         Marketing and sales expenses increased 40.1% to $1,931,000 from $1,378,000 for the three months ended December 31, 1996 versus the same period one year earlier. As a percentage of revenues, marketing and sales expenses increased to 18.9% from 18.1% for the three months ended December 31, 1996 and 1995, respectively. For the six months ended December 31, 1996 marketing and sales expenditures increased 30.4% to $3,517,000 from $2,698,000 at December 31, 1995. As a percentage of revenues, marketing and sales expenses decreased to 20.4% from 20.8% for the six months ended December 31, 1996 and 1995, respectively.

         The Company has continued its expansion of the sales force in response to increased demand for its products. The increase in the size of the sales force, along with the addition of new product lines in fiscal 1996 and early fiscal 1997 were strong contributing factors to the increase in the Company's overall revenues. The Company expects to continue its investment in marketing and sales in line with demand for its products and as a result the Company expects marketing and sales expenses to remain constant or increase slightly as a percentage of sales.

Research and Development

         Research and development expenses increased to $1,640,000 or 16.1% of revenues for the three months ended December 31, 1996 from $1,006,000 or 13.2% of revenues for the same period in the prior year. For the six month period ended December 31, 1996 research and development expenses increased to $3,171,000 or 18.4% of revenues versus $1,904,000 or 14.7% for the same period last year. During the three and six month period ending December 31, 1996, the Company capitalized software development expenditures in an amount equal to 13% and 10%, respectively, of total research and development costs which compares with a capitalization rate of 8% and 11% for the three and six month period ended December 31, 1995, respectively. The increase in research and development expenditures is a result of work being performed on HEDIS Reporter, a new product scheduled for release during the second half of fiscal 1997, and on the Company's next suite of products, the Clinical Care Management System (CCMS), currently under development. The Company expects that as work continues on the CCMS product line and as new product development efforts are undertaken, research and development expenses as a percentage of revenues will remain substantially the same or increase slightly for the foreseeable future.

General and Administrative

         General and administrative expenses for the three months ended December 31, 1996 increased to $1,047,000 or 10.3% of revenue from $969,000 or 12.7% for the same period in the prior year. General and administrative expenses for the six months ended December 31, 1996 were $2,063,000 or 11.9% of revenue compared to $1,760,000 or 13.6% for the six months ended December 31, 1995. The increased expenditures are a factor of the increased growth of the Company. Although general and administrative expenditures will increase as the Company grows, it is believed that if revenues continue to increase, general and administrative expenses will decrease slightly as a percentage of revenues.

Net Interest

         Net interest income increased to $273,000 from $178,000 for the three months ended December 31, 1996 compared with the prior year. For the six months ended December 31, 1996 net interest income increased to $574,000 from $323,000 during the same period last year. The increase was primarily due to the interest earned on the cash balances the Company generated from operations and from the proceeds of the Company's initial public offering of Common Stock completed in August 1995 and the second public offering completed in February 1996.

Liquidity and Capital Resources

         The Company had working capital as of December 31, 1996 of $28,986,000 compared with $20,465,000 in working capital as of June 30, 1996. The change was mainly due to cash provided by operations and investment income earned during the three month period.

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

Safe Harbor Statement for Forward-Looking Statements

    Statements in this report concerning the future results of operations, financial condition and business of the Company are "forward-looking" statements as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. When used in this report, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "could," "may" or "will" (or the negative of such words), and similar expressions, are intended to identify forward-looking statements. Investors are cautioned that information contained in the forward-looking statements is inherently uncertain, and that actual performance and results may differ materially due to numerous risk factors, including but not limited to the following:

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

    Dependence Upon New Product Development, Acceptance and Enhancement.

    The market for the Company's products is characterized by rapid technological progress and changing customer needs. The Company believes that as the markets for CodeReview and Pattern Review mature, the continued growth of the Company will require the successful introduction of new products.
Accordingly, the Company's future success will depend on its ability to successfully develop and introduce new products, including HEDIS Reporter and the Clinical Care Management System ("CCMS"), and to enhance its existing products. There can be no assurance that the Company will be successful in developing, introducing on a timely basis, and marketing such products or enhancements or that they will be accepted by the market. Significant research and development expenditures will be required in the future. There can be no assurance that the Company's expected new product releases and product enhancements will adequately address customer requirements for performance and functionality or that its software will not contain "bugs" that would delay product introduction or shipment.

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

    Dependence on Proprietary Software and Clinical Knowledge-Bases.

    The Company's success is dependent to a significant extent on its ability to maintain the proprietary and confidential software and clinical knowledge-bases incorporated in CodeReview, Patterns Review, Episode Profiler, Quality Profiler, Referral Profiler, and other products as they are released. The Company relies on a combination of patent, trade secret, copyright and contractual protections to establish and protect its proprietary rights. There can, however, be no assurance that the legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. Any infringement or misappropriation of the Company's proprietary software and clinical knowledge-bases would disadvantage the Company in its efforts to retain and attract new customers in a highly competitive market, and could cause the Company to lose revenues or incur substantial litigation expense. In addition, these protections and precautions do not prevent independent third-party development of competitive technology or products. Further, the Company depends on third-party suppliers to license to HPR necessary technology that is incorporated into certain of the Company's products, including Episode Profiler. The inability of the Company for any reason to continue using or otherwise acquire such technology could prevent distribution of such products, having a material adverse effect on the Company's results of operations, financial condition or business.

    Dependence on Certain Key Personnel.

    The Company depends to a significant extent on key management, technical and marketing personnel. The Company's growth and future success will depend in large part on its ability to attract, motivate and retain highly qualified personnel. The Company does not have employment agreements with any of its officers or key employees providing for their employment for any specific term. The Company does not have "key person" life insurance on any of its personnel other than Marcia J. Radosevich, the Company's Chairman of the Board, Chief Executive Officer, and President. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's results of operations, financial condition or business.

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

--------------------------------------------------------------------------------
PART II.          OTHER INFORMATION
--------------------------------------------------------------------------------

Item 4    Submission of matters to a vote of security holders

          (a)  The annual meeting of shareholders was held on November 1, 1996.

          (b) The meeting involved the election of the following directors:
              Marcia J.Radosevich, Ph.D., Harris A. Berman, M.D., Howard E. Cox, Jr.,Richard H. Egdahl, M.D., and William G. Nelson, Ph.D.

          (c) The matters voted upon and the results of the voting were as follows:(for a more detailed description of items 2-4 please reference the HPR Inc. Proxy Statement filed with the Securities and Exchange Commission on September 23, 1996)

              (1) To fix the number of persons constituting the full
                  Board of Directors at five and to elect the following nominees as Directors.

                                                       Number of Shares


                                                               Withheld
                                                    For        Authority        Broker Non-Vote

                  Marcia J. Radosevich           11,204,079      80,664             11,000
                  Harris A. Berman               11,204,079      80,664             11,000
                  Howard E. Cox, Jr.             11,204,079      80,664             11,000
                  Richard H. Egdahl              11,204,079      80,664             11,000
                  William G. Nelson              11,239,889      44,854             11,000

              (2)  To approve amendments to the HPR 1995 Stock Plan.

                                  Number of Shares
                          For               8,501,173
                          Against           2,609,942
                          Abstain              17,341
                          Broker Non-Vote     167,287

              (3)  To approve amendments to the HPR 1991 Stock Plan.
                                  Number of Shares
                          For              10,869,365
                          Against             186,141
                          Abstain              72,951
                          Broker Non-Vote     167,286

              (4) To approve amendments to the HPR 1995 Eligible Directors Stock Plan.
                                  Number of Shares
                          For              8,815,886
                          Against          2,294,534
                          Abstain             18,037
                          Broker Non-Vote    167,286

              (5) To ratify the selection of Coopers & Lybrand L.L.P. as auditors of the Company for the fiscal year ending June 30, 1997.

                                  Number of Shares
                          For             11,276,639
                          Against              5,340
                          Abstain                904
                          Broker Non-Vote     12,860


          (d)  Not applicable.

Item 6            Exhibits and Reports on Form 8-K
                  (a)    Exhibits

                         11.1    Statement re Computation of Earnings Per Share



                  (b)    Reports on Form 8-K

                         There were no reports on Form 8-K filed during the three months ended December 31, 1996.

                                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HPR INC.
                             (Registrant)

Dated:        January 30, 1997          /s/ Marcia J. Radosevich
                                        Marcia J. Radosevich
                                        Chairman of the Board, Chief Executive
                                        Officer, and President
                                        (Principal Executive Officer)


Dated:         January 30, 1997         /s/ Brian D. Cahill
                                        Brian D. Cahill
                                        Vice President, Corporate Finance and
                                        Planning, and Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)