Form 10-Q
period 1997-03-31
HPR INC
filed 1997-05-02
CIK 947482

,





                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                               ------------------

                                    FORM 10-Q


(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to
________________________




                         Commission file number: 0-26348

                                    HPR INC.
             (Exact name of registrant as specified in its charter)

    Delaware                                                    04-298555
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

                                  Yes X      No ___

As of April 28, 1997, there were 15,309,989 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.

                                    HPR INC.
               Form 10-Q for the Three Months Ended March 31, 1997



                                Table of Contents

                                    PART I.  FINANCIAL INFORMATION

Item 1.              Financial Statements (unaudited):

 Consolidated Balance Sheets as of
 March 31, 1997 and June 30, 1996 . . . . . . . . . . . . . . .                3

 Consolidated Statements of Operations for the Three and Nine
 Months Ended March 31, 1997 and 1996 .. . . . . . . . . . . . .               4

 Consolidated Statements of Cash Flows for the Nine
 Months Ended March 31, 1997 and 1996. . . . . . . . . . . . . .               5

 Notes to Interim Consolidated Financial Statements. . . . . . .               6

Item 2.              Management's Discussion and Analysis of
 Financial Condition and Results of Operation     . . . . . . . .              7





                                    PART II.  OTHER INFORMATION

Item 6. Signatures . . . . . . . . . . . . . . . . . . . . .  . .             13


        Exhibits and Reports on Form 8-K. . . . . . . . . . . . .             14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                    HPR Inc.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                   March 31, 1997      June 30, 1996
                                                                   ----------------    --------------

      ASSETS:
      Current Assets:
        Cash and cash equivalents..........................             $5,454,600        $8,479,122
        Investments in marketable securities...............             17,641,332         9,016,146
        Accounts receivable, net of allowances for doubtful
        accounts of $628,000, and $603,000 for March 31, 1997
        and June 30, 1996, respectively....................              5,072,857         4,491,065
        Contract receivables...............................              4,620,468         3,142,680
        Prepaid and deferred income tax expense............              1,232,415           415,149
        Prepaid expenses and other current assets..........              1,070,000           727,044
                                                                   ----------------    --------------
               Total current assets........................             35,091,672        26,271,206
      Investments in marketable securities.................              2,982,128         5,394,340
      Property and equipment, net..........................              2,015,876         1,964,164
      Software development costs, net......................              1,133,743           873,427
      Other assets.........................................                104,309           100,332
                                                                   ----------------    --------------
               Total assets................................            $41,327.728       $34,603,469
                                                                       ===========       ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY:
      Current Liabilities:
        Accounts payable...................................               $507,373          $607,259
        Accrued expenses...................................              1,702,376         1,038,045
        Accrued support costs..............................              1,760,980         1,425,191
        Accrued employee compensation and benefits.........              1,099,740         1,323,973
        Deferred revenue...................................              1,056,689           698,029
        Income taxes payable...............................                     --           438,758
        Sales taxes payable................................                148,574           275,022
                                                                   ----------------    --------------
               Total current liabilities...................              6,275,732         5,806,277
      Deferred income taxes................................                882,173           882,173
                                                                   ----------------    --------------
               Total liabilities...........................              7,157,905         6,688,450
                                                                   ----------------    --------------
      Stockholders' Equity:
        Convertible   preferred  stock,   par  value  $0.10,
        3,000,000  shares authorized; zero shares issued and
        outstanding at March 31, 1997 and June 30, 1996                                    --                --
        Common stock, par value $0.01, 35,000,000 shares
          authorized; 18,194,100 and 17,918,625 shares issued
          and 15,280,350 and 15,012,375 shares outstanding at
          March 31, 1997 and June 30, 1996, respectively                   181,941           179,185
        Additional paid-in capital.........................             17,901,721        15,972,680
        Less treasury stock, at cost: 2,913,750 and 2,906,250
         shares at March 31, 1997 and June 30, 1996, respectively
                                                                       (2,848,775)       (2,843,900)
        Retained earnings..................................             18,934,936        14,607,054
                                                                   ----------------    --------------
               Total stockholders' equity..................             34,169,823        27,915,019
                                                                   ----------------    --------------
               Total liabilities and stockholders' equity..            $41,327,728       $34,603,469
                                                                       ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                    HPR Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                        Three Months Ended                Nine Months Ended
                                            March 31,                         March 31,
                                           1997            1996            1997            1996
                                      -------------   -------------   -------------     ---------
Revenues.........................      $8,646,604      $5,960,725     $25,921,256      $18,905,036
Expenses:
  Cost of revenues...............       1,801,203       2,126,887       5,457,265        5,321,258
  Marketing and sales............       2,152,310       1,428,720       5,669,433        4,126,345
  Research and development.......       1,913,979         779,286       5,085,431        2,683,003
  General and administrative.....       1,153,586         829,916       3,216,258        2,589,699
                                        ---------         -------       ---------        ---------
Total expenses...................       7,021,078       5,164,809      19,428,387       14,720,305
                                        ---------       ---------      ----------       ----------
Operating income.................       1,625,526         795,916       6,492,869        4,184,731
                                        ---------         -------       ---------        ---------
Interest income, net.............         330,783         249,034         905,229          572,593
Income before provision for
income taxes.....................       1,956,309       1,044,950       7,398,098        4,757,324
Provision for income taxes.......         811,869         398,188       3,070,216        1,973,063
                                          -------         -------       ---------        ---------
Net income.......................      $1,144,440        $646,762      $4,327,882        $2,784,261
                                       ----------        --------      ----------        ---------
Net income per share (1).........           $0.07           $0.04           $0.27            $0.18
Weighted average common shares
and equivalents (1)..............      16,103,000      16,050,000     16,099,000       15,702,000


(1) All share and earnings per share amounts have been restated to reflect the stock split effected in the form of a 100% stock dividend paid on May 6, 1996 to all shareholders of record as of April 26, 1996.



         The accompanying notes are an integral part of the consolidated financial statements.

                                    HPR Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Nine Months Ended March 31,
                                                            1997                1996
                                                         ---------           ----------

Cash flows from (for) operating activities:
  Net income........................                      $4,327,882         $2,784,261                  $

  Adjustments to reconcile net income to
     cash provided by (used in) operating
     activities:
     Depreciation and amortization..                       1,073,473            935,202
     Provision for doubtful accounts                         275,000            220,000
     Amortization of discount on
       investments..................                        (99,804)          (156,925)
  Change in operating assets and
     liabilities:
     Accounts and contract receivables                   (2,334,580)          1,613,470
     Prepaid expenses and other current assets             (342,956)          (935,475)
     Other assets...................                         (3,977)                 --
     Accounts payable and other accrued
       liabilities..................                         483,301            178,904
     Sales taxes payable............                       (126,448)             48,561
     Deferred revenue...............                         358,660          (419,924)
     Income taxes payable...........                         665,587            805,623
                                                     ----------------     --------------
       Net cash provided by (used in)
          operating activities......                       4,276,138          5,073,697
                                                     ----------------     --------------
Cash flows from (for) investing activities:
  Capitalized software development
     costs..........................                       (661,839)          (269,111)
   Proceeds from disposal of fixed assets                     28,468                 --
  Capital expenditures..............                       (747,101)        (1,492,770)
  Sale of marketable securities                           11,213,847          6,500,000
  Purchase of marketable securities.                    (17,327,017)        (7,313,966)
                                                     ----------------     --------------
       Net cash provided by (used in)
         investing activities.......                     (7,493,642)        (2,575,847)
                                                     ----------------     --------------
Cash flows from (for) financing
  activities:
  Proceeds from initial public
     offering.......................                              --          8,013,348
  Expenses related to initial public
     offering.......................                              --          (858,896)
  Proceeds from second public
     offering.......................                                          4,648,431
  Expenses related to second public
     offering.......................                                          (424,420)
  Proceeds from exercise of stock
     options........................                         197,857            130,006
  Payments to acquire treasury stock                         (4,875)                 --
                                                     ----------------     --------------
       Net cash provided by financing
          activities................                         192,982         11,508,469
                                                     ----------------     --------------
Net increase (decrease) in cash and cash
  equivalents.......................                     (3,024,522)         14,006,319
                                                     ----------------     --------------
Cash and cash equivalents, beginning of
  period............................                       8,479,122          8,486,062
                                                     ----------------     --------------
Cash and cash equivalents provided by the
  acquisition of The Integrity Group, Inc.                        --             28,193
Adjusted cash and cash equivalents,
  beginning of period...............                       8,479,122          8,514,255
                                                     ----------------     --------------
Cash and cash equivalents, end of
  period............................                      $5,454,600        $22,520,574
                                                          ==========        ===========


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


(2)  Summary of Significant Accounting Policies

         Accounting

         The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of HPR and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1997 and 1996, respectively.

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


 (3)  Investment in Marketable Securities

         In accordance with FAS 115, management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company classifies investments that mature greater than 12 months from the balance sheet date as long term investments. Debt securities for which the Company has the intent or ability to hold to maturity are classified as held to maturity. The Company holds no investments in equity securities at March 31, 1997 and June 30, 1996. Securities held to maturity are carried at amortized cost which approximates fair market value. At March 31, 1997 and June 30, 1996 the Company had no investments that qualified as trading or available for sale.

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

         The Company has experienced a seasonal pattern in its operating results with the second and fourth fiscal quarters typically having the highest revenues and net income, while the first and third fiscal quarters typically have lower revenues and net income. The Company believes the seasonality of its revenue and net income will continue for the foreseeable future. In order to account for the effect of seasonal revenues, comments with respect to prospective expenses as a percentages of revenues reflect annualized estimates and are not necessarily representative of expected interim results.

Revenues

         Total revenues increased 45.1% to $8,647,000 from $5,961,000 for the three months ended March 31, 1997 versus the same period in 1996, and 37.1% to $25,921,000 from $18,905,000 for the nine months ended March 31, 1997 versus the same period in 1996. The Company attributed the significant growth in revenues to continued license activity associated with the Company's existing products, including Patterns Review and Patterns Profiler, Episode Profiler, and Referral Profiler. In addition, revenues were also derived from licenses of HPR's newest product, HealthPlan Reporter, released in March 1997.

Cost of Revenues

         Cost of revenues for the three months ended March 31, 1997 decreased to $1,801,000 or 20.8% of revenues from $2,127,000 or 24.6% during the same three month period a year ago. For the nine months ended March 31, 1997, cost of revenues increased to $5,457,000 or 21.1% of revenues from $5,321,000 or 28.1% for the same period one year earlier. During the three months ended March 31, 1997 more product revenue was derived from HPR products which do not have significant third party royalty payments and principally as a result of this, cost of revenues decreased from the prior period. In addition, the Company's development resources have been focused on research and development activity related to HealthPlan Reporter and the expected release of the first product in the Clinical Care Management System product line, CCMS Core. With the release of HealthPlan Reporter in March 1997 and the expected release of CCMS Core later in 1997, the Company expects the development and client services resources to become more focused on support of the existing and newly developed product lines. As a result, the cost of revenues is expected to remain relatively constant or increase slightly as a percentage of revenues.

Marketing and Sales

         Marketing and sales expenses increased 50.7% to $2,152,000 from $1,429,000 for the three months ended March 31, 1997 versus the same period one year earlier. As a percentage of revenues, marketing and sales expenses increased to 24.9% from 24.0% for the three months ended March 31, 1997 and 1996, respectively. For the nine months ended March 31, 1997 marketing and sales expenditures increased 37.4% to $5,669,000 from $4,126,000 at March 31, 1996. As a percentage of revenues, marketing and sales expenses remained relatively constant at 21.9% compared to 21.8 % for the nine months ended March 31, 1997 and 1996, respectively.

         The Company has continued its expansion of the sales force in response to increased demand for its products. The increase in the size of the sales force, as well as the addition of new products in fiscal 1996 and fiscal 1997, were strong contributing factors to the increase in the Company's overall revenues. The Company expects to continue its investment in marketing and sales in line with demand for its products and as a result the Company expects marketing and sales expenses to remain constant or increase slightly as a percentage of sales.

Research and Development

         Research and development expenses increased to $1,914,000 or 22.1% of revenues for the three months ended March 31, 1997 from $779,000 or 13.1% of revenues for the same period in the prior year. For the nine month period ended March 31, 1997 research and development expenses increased to $5,085,000 or 19.6% of revenues versus $2,683,000 or 14.2% for the same period last year. During the three and nine month period ending March 31, 1997, the Company capitalized software development expenditures in an amount equal to 14% and 12%, respectively, of total research and development costs which compares with a capitalization rate of 4% and 9% for the three and nine month period ended March 31, 1996, respectively. The increase in research and development expenditures is largely a result of work performed on HealthPlan Reporter and CCMS Core. The Company expects that as work continues on the CCMS product line and as new product development efforts are undertaken, research and development expenses as a percentage of revenues will remain substantially the same.

General and Administrative

         General and administrative expenses for the three months ended March 31, 1997 increased to $1,154,000 or 13.3% of revenue from $830,000 or 13.9% for the same period in the prior year. General and administrative expenses for the nine months ended March 31, 1997 were $3,216,000 or 12.4% of revenue compared to $2,590,000 or 13.7% for the nine months ended March 31, 1996. The increased expenditures are a result of the overall growth of the Company. Although general and administrative expenditures will continue to increase as the Company grows, it is believed that if revenues continue to increase, general and administrative expenses will decrease slightly as a percentage of revenues.

Net Interest

         Net interest income increased to $331,000 from $249,000 for the three months ended March 31, 1997 compared with the prior year. For the nine months ended March 31, 1997 net interest income increased to $905,000 from $573,000 during the same period last year. The increase was primarily due to the interest earned on the cash balances the Company generated from operations and from the proceeds of the Company's initial public offering of Common Stock completed in August 1995 and the second public offering completed in February 1996.

Liquidity and Capital Resources

         The Company had working capital as of March 31, 1997 of $28,816,000 compared with $20,465,000 in working capital as of June 30, 1996. The change was mainly due to cash provided by operations and investment income earned during the nine month period.

              The Company believes that the net proceeds from the common stock sold by the Company in its initial and second public offerings, together with available funds, cash generated from operations and an available unused line of credit of $7,500,000 will be sufficient to meet the Company's operating and capital requirements, assuming no change in the operations of the Company's business, for the foreseeable future.


Trademarks

CodeReview(R) and Patterns Review(R) are registered trademarks of the Company. CCMS(TM), CPMS(TM), CRMS(TM), Credentialer(TM), Episode Profiler(TM), HealthPlan Reporter(TM), Medicare CodeReview(TM), Patterns Profiler(TM), Quality Profiler(TM), and Referral Profiler(TM) are trademarks of the Company. All other trademarks and trade names referred to in this document are the property of their respective owners.

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

    Dependence Upon New Product Development, Acceptance and Enhancement.

    The market for the Company's products is characterized by rapid technological progress and changing customer needs. The Company believes that as the markets for CodeReview and Pattern Review mature, the continued growth of the Company will require the successful introduction of new products.
Accordingly, the Company's future success will depend on its ability to successfully develop and introduce new products, including HealthPlan Reporter, CCMS Core, and the other modules of the Clinical Care Management System ("CCMS"), and to enhance its existing products. There can be no assurance that the Company will be successful in developing, introducing on a timely basis, and marketing such products or enhancements or that they will be accepted by the market. Significant research and development expenditures will be required in the future. There can be no assurance that the Company's expected new product releases and product enhancements will adequately address customer requirements for performance and functionality or that its software will not contain "bugs" that would delay product introduction or shipment.

    Dependence on Third Party for Component of Episode Profiler.

    A principal component of Episode Profiler, the "Episode Treatment Groups" product, is licensed from a third-party vendor, Symmetry Health Data Systems, Inc. ("Symmetry"), under the terms of a 63-month license which commenced November 17, 1994 and has a 24-month renewal term which is contingent on the Company meeting minimum royalty requirements. Symmetry has agreed, subject to certain conditions, that it will not license Episode Treatment Groups to certain other companies which might be considered competitors of the Company. While the Company believes that the terms of such license are adequate to protect the Company's investment in Episode Profiler, any factor adversely affecting the Company's ability to retain the benefits of such license or to obtain the updated Episode Treatment Groups would have a material adverse effect on the Company's results of operations, financial condition and business.

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

                                   HPR INC.
                                  (Registrant)

Dated:        May 2, 1997                            /s/ Marcia J. Radosevich
                                                     ------------------------
                                                     Marcia J. Radosevich
                                                     Chairman of the Board,
                                                     Chief Executive Officer,
                                                     and  President(Principal
                                                     Executive Officer)


Dated:         May 2, 1997                           /s/ Brian D. Cahill
                                                     -------------------
                                                     Brian D. Cahill
                                                     ChiefOperating Officer and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

Item 6            Exhibits and Reports on Form 8-K


                  (a)    Exhibits

                         11.1    Statement re Computation of Earnings Per Share

                         27.1    Financial Disclosure Schedule

                  (b)    Reports on Form 8-K

                         There were no reports on Form 8-K filed during the three months ended March 31, 1997.