Form 10-K
period 1997-06-30
HPR INC
filed 1997-08-26
CIK 947482

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------

                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by stockholders who are not affiliates of the registrant was approximately $268 million based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market on August 11, 1997.

As of August 11, 1997, there were outstanding 15,334,919 shares of the registrant's Common Stock, $0.01 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information called for by Parts I through IV of this report on Form 10-K is incorporated by reference from certain portions of the Proxy Statement of the registrant to be filed pursuant to Regulation 14A and to be sent to stockholders in connection with the Annual Meeting of Stockholders to be held on October 31, 1997. Such Proxy Statement, except for the parts therein that have been specifically incorporated herein by reference, shall not be deemed "filed" as part of this report on Form 10-K.




























                                     PART I

Item 1. Business

The Company

    The Company was incorporated on September 28, 1987 in Massachusetts under the name HPR, Inc. The Company re-incorporated in Delaware on December 20, 1991, under the name Health Payment Review, Inc. On July 24, 1995, the name of the
Company was changed to HPR Inc. Unless the context otherwise requires, references herein to the "Company" and "HPR" refer to HPR Inc., a Delaware corporation, its wholly-owned subsidiaries and HPR, Inc., its Massachusetts predecessor. On June 3, 1992, Concurrent Review Technology, Inc., a California corporation, was merged into the Company's wholly- owned subsidiary, Concurrent Review Technology, Inc., a Delaware corporation. On August 16, 1995 the Company established a wholly-owned subsidiary, HPR Securities Corp., a Massachusetts corporation. On April 30, 1996, the Company acquired The Integrity Group, Inc., an Alabama corporation, which became a wholly-owned subsidiary of HPR. On April 18, 1997 the Company established a wholly-owned subsidiary, HPR International, Inc., a Barbados corporation. The Company's executive offices are located at 245 First Street, Cambridge, Massachusetts 02142. Its telephone number is (617) 679-8000.

General

    HPR develops and markets software and proprietary database products incorporating clinical knowledge that enable payors and providers of healthcare services to better manage the financial risk associated with the delivery of healthcare and the quality of care. HPR products are used to manage healthcare costs and quality of care by clinically evaluating providers' claims for payment; measuring efficiency, quality, and medical outcomes; determining appropriate utilization of medical services; influencing physician referral patterns and profiling practice patterns; assisting in HEDIS(R) reporting; and managing and supporting the physician credentialing and accreditation processes. The Company's clinical knowledge bases are developed and maintained by a full time medical staff in consultation with board-certified physicians serving on Company-organized panels.

    The Company's products are designed to meet the needs of parties assuming financial risk for the delivery of healthcare. HPR believes that providing clinical knowledge in usable form is essential to its customers. The Company believes it can be distinguished from its competitors through the depth and integrity of its "clinical knowledge bases," as further described below. HPR is currently marketing its CodeReview(R), Medicare CodeReview(TM), ProMatch(TM), Patterns Review(R), CRMS Fundamentals(TM), Episode Profiler(TM), Quality Profiler(TM), Referral Profiler(TM), Patterns Profiler(TM), HealthPlan Reporter(TM), Credentialer(TM), and CCMS Core(TM) products. HPR markets its products through a combination of a national direct sales force and third-party marketing agreements.

     The Company was incorporated in 1987. In 1988, the Company introduced its first product, CodeReview. In 1992, the Company acquired the clinical knowledge base for Patterns Review by means of a merger with Concurrent Review Technology, Inc., and shortly thereafter released Patterns Review. In 1993 Medicare CodeReview was released, and in May 1995, the Company released its fourth product, Episode Profiler. In October 1995, the Company released its fifth product, Quality Profiler. With the acquisition of The Integrity Group, Inc. in April 1996, the Company acquired and began marketing its sixth product, Credentialer. During fiscal 1997 the Company introduced four more products to market: Referral Profiler in July 1996, Patterns Profiler in September 1996, HealthPlan Reporter in March 1997, and ProMatch in June 1997. The introduction of these four products brings HPR's total marketable product count as of June 30, 1997 to ten. The Company released its eleventh product, CRMS Fundamentals in July 1997 and is currently developing its twelfth product, CCMS Core that will represent the first product the Clinical Care Management System product line.


Industry Background

The United States healthcare industry is undergoing rapid change. In recent years, healthcare expenditures have increased at approximately twice the rate of inflation. In 1997, healthcare expenses have increased to over $1 trillion. The increase in healthcare expenditures has forced payors and providers to change the way they operate. As pressure to manage healthcare costs has increased, demand has intensified for healthcare information systems for use by the parties assuming financial risk. These parties include "payors," such as self-insured employers; managed care organizations ("HMOs and PPOs"); traditional indemnity insurers and third party administrators ("TPAs"); and increasingly, "providers," such as physicians, hospitals, and integrated healthcare delivery systems. This environment has caused physicians to form groups or networks and to affiliate with hospitals, and has provided an impetus for consolidation among hospitals and the emergence of integrated healthcare delivery systems.

Increasingly, these parties are under growing pressure to provide greater levels of value - more services at a lower price. Market factors - competition, regulation - are trimming profit margins ever thinner and forcing organizations to seek out the highest levels of efficiency in order to achieve every cost savings possible while improving the delivery of healthcare to their members.

Historically, cost containment efforts have been hampered by a lack of integrated clinical and financial information. Payors continue to require methods for cost control to review and correct healthcare claims. As managed care techniques are becoming more sophisticated and responsibility for cost containment is shared by payors and providers, however, these parties need to manage risk by linking information from analysis and reporting software to real-time care management tools. Each of these goals requires the collection, analysis, and interpretation of clinical and financial information related to the delivery of healthcare, intensifying the need for integrated medical management solutions.

Today, employers, government purchasers, and consumers are demanding more services for less dollars, they are increasingly requiring verification that the quality of care they are buying is not being compromised, and access to services is not diminished. Reporting requirements like HEDIS 3.0 and accreditation standards that demand demonstrable quality management initiatives are direct outgrowths of these concerns.
These factors have combined to create a new emphasis in the market. Today's healthcare environment has evolved from pure cost management to an integrated medical management focus. This philosophy is more member-focused with an objective of improving the effectiveness of the provider, and improving the quality of care received by the member - maximizing the value that can be derived from the available healthcare premium dollars as measured by the health of the members.


Strategy

    HPR develops and markets software and proprietary database products incorporating clinical knowledge that enable payors and providers to better manage the financial risk in the delivery of healthcare. Key elements of the Company's strategy are to:

    - Maintain clinical focus. The Company has established its reputation by focusing on the application of clinical knowledge. HPR plans to continue to develop and expand its clinical knowledge bases to deliver information solutions to its customers. The Company believes that its ability to incorporate clinical expertise into its products is a key strategic asset.

    - Target parties assuming financial risk. Historically, the Company's products have been used primarily by payors who traditionally have assumed most of the financial risk associated with the delivery of healthcare. In response to the shifting of risk from payors to providers, the Company has developed products that specifically address the needs of providers as well as payors.

    - Expand product offering. The Company plans to expand its product offering through research and development and the acquisitions of new products, technologies and businesses. The Company is currently marketing CodeReview, Medicare CodeReview, ProMatch, Patterns Review, CRMS Fundamentals, Episode Profiler, Quality Profiler, Referral Profiler, Patterns Profiler, HealthPlan Reporter, Credentialer, and CCMS Core.

    - Leverage existing customer base. Through the introduction of new products, the Company can leverage its existing customer base by cross-selling. The modular design of the Company's products is intended to accommodate new products as they are introduced.

    - Generate recurring revenue. The Company generates recurring revenues through a combination of multi-year licenses and historically high renewal rates. The Company seeks to maintain and increase recurring revenues through a combination of regular product updates and comprehensive customer service.


Clinical Knowledge Bases

    HPR believes that providing clinical knowledge in usable form is essential to meeting the needs of its customers. The Company believes it can be distinguished from its competitors through the depth and integrity of its "clinical knowledge bases." Clinical knowledge bases represent the codification of specific medical treatments, protocols, and "best treatment practices" from within the medical community. These practices are represented as a series of software algorithms or rules. The rules contained in the clinical knowledge bases form the foundation for the application software in the Company's products. The clinical knowledge bases are updated continually and refined through the combined efforts of the Company's in-house clinical affairs staff of ten physicians and nurses and of the board-certified physicians serving on Company-organized panels, many of whom have been associated with the Company since its inception.

    The Company's application software and databases incorporate diagnoses and clinical procedures represented by numeric codes selected from industry-standard coding systems. These classification systems include the World Health Organization's International Classification of Diseases, 9th Edition ("ICD-9") (diagnostic codes); the American Medical Association's Current Procedural Terminology, 4th Edition ("CPT-4") (medical procedure codes); and U.S. Healthcare Financing Administration ("HCFA") Level I, II, and III HCFA Common Procedure Coding System ("HCPCS") (codes for procedures or services that are not incorporated into CPT-4). These coding systems are updated each year by the World Health Organization, the American Medical Association, and HCFA, respectively.

    The Company develops clinical knowledge bases for new products and regularly updates the clinical knowledge bases for existing products. In addition to annual updates that incorporate the annual revisions to ICD-9, HCPCS, and CPT-4 codes, the Company reviews its clinical knowledge bases approximately once every two years to reflect changes in medical practice. Focusing on one medical specialty at a time, the clinical staff revises the rules incorporated into the clinical knowledge bases on the basis of clinical experience, changes in medical practice, and reviews of current medical literature.

    Revisions are subjected to multiple levels of review by the physicians serving on Company-organized panels. Participation on these panels is based upon experience with utilization review, geography, academic and practical experience, and medical specialty. As a result of the level of physician involvement in the development of its clinical knowledge bases, HPR believes that its products have credibility among physicians who are subject to reimbursement and payment constraints imposed by cost containment efforts. This "clinical credibility" allows customers using the Company's products to be better able to influence physician practice patterns.

    - Consensus Panels. The Company has organized sixteen "consensus panels" of between eight and 15 physicians. The consensus panels identify changes in medical practice relevant to revising and enhancing the Company's clinical knowledge bases. Panelists are chosen for their clinical knowledge and practical experience within a medical specialty. There are over 200 board-certified physicians who are available to the Company for service on a consensus panel. Panel membership is rotated regularly to maintain balanced and diverse clinical perspectives. Each panelist is financially compensated. Consensus panels convene approximately eight to 10 times per year.

    - Senior Advisory Panel. The "senior advisory panel" is comprised of approximately 10 physicians who each have at least 10 years of experience in utilization management or managed care and have participated in a consensus panel. The senior advisory panel reviews the work of consensus panels and the clinical knowledge base updates that reflect annual revisions to diagnostic and procedural codes. Members of the senior advisory panel are financially compensated. The senior advisory panel meets once or twice per year.

    - Specialty Consultants. Currently more than 30 physicians with clinical expertise and utilization management experience serve as "specialty consultants." The specialty consultants are retained by the Company for advice on specific clinical issues on an as-needed basis.


Software Development

    In addition to the clinical knowledge bases that form the foundations for its products, HPR has developed application software that enables customers to access the clinical knowledge bases. HPR's clinical and software development staff collaborate to develop products designed to be responsive to customer needs. In particular, the products generally are portable, scaleable and customizable, and support an open architecture. The Company's software has been developed using commercially available technology.


Products

    HPR is currently marketing CodeReview, Medicare CodeReview, ProMatch, Patterns Review, CRMS Fundamentals, Episode Profiler, Quality Profiler, Referral Profiler, Patterns Profiler, HealthPlan Reporter, Credentialer, and CCMS Core. Each of these products is designed to be used individually or as part of an integrated system (with the exception of ProMatch, which can only be used with CodeReview).

Current Products

    Clinical Payment Management System (CPMSTM)

    CPMS includes clinically sophisticated software products that can be integrated into a user's claims processing system to detect and correct billing errors as well as identify potentially inappropriate or unnecessary care before the customers pay for it. HPR's CPMS products are available on many industry standard hardware and operating systems. The Clinical Payment Management System is made up of the following products: CodeReview, ProMatch, and Patterns Review. A description of each of these products follows:



    - CodeReview

        CodeReview reduces healthcare claims costs by detecting, correcting, and documenting improper or erroneous numerical coding of physician claims under both the CPT-4 and HCPCS coding systems. CodeReview makes no judgment about the necessity, clinical appropriateness, or price of services rendered, but instead reviews medical treatment and procedure codes submitted by physicians for clinical inconsistencies and logical errors. CodeReview allows payors to subject physician claims to a consistent and objective claims review prior to making payment. CodeReview is also used by payors and providers to standardize billing data to permit fair comparisons of practice patterns.

        Generally, physicians are paid by payors for healthcare services performed according to a fee schedule associated with CPT-4 or HCPCS treatment codes. The coding systems used by physicians may allow a medical claim to be billed in various ways through the submission of different combinations of treatment codes. This may result in significantly different reimbursement for the claim. For example, the surgical removal of a gall bladder typically involves a series of distinct procedures to prepare the patient, remove the gall bladder, complete the surgery, and monitor recovery. The surgery may also include exploration of the abdomen and imaging services. However, while exploration of the abdomen and the provision of imaging services each has a unique treatment code, proper billing practice requires coding the entire series as one procedure -- the removal of a gall bladder -- which generally reduces the payment due for the procedure.

        CodeReview screens each claim against its clinical knowledge base, which incorporates all of the approximately 7,500 CPT-4 and 2,800 HCPCS Level II codes, and applies over 80,000 logical rules for detecting improper or erroneous coding to the claims submitted by providers. If, for example, a physician files a claim with codes for both the removal of a gall bladder and the exploration of the abdomen, CodeReview "re-bundles" the claim, recoding it to include only removal of a gall bladder. CodeReview also detects other coding errors, such as "upcoding," or billing for a more extensive procedure than actually was performed.

        CodeReview can be customized to include procedures for which selected coverage policies may vary, or to account for regional variations in payment practices. CodeReview was introduced in 1988 and developed pursuant to a product development agreement with Caterpillar, Inc. There currently are more than 240 licensees of CodeReview, each of which has entered into a written non-cancelable license agreement for a term of years with the Company pursuant to which the licensee generally agrees to pay an annual license fee for use of the product, maintain the product's confidentiality, and use the product only for certain purposes.


    - ProMatch

        ProMatch is an add-on module to the CodeReview claims editing software application. ProMatch is used to identify inappropriate and miscoded procedure/diagnosis combinations. The product is designed to share a single interface with CodeReview, making it easy to implement and use. The savings realized using ProMatch are in addition to those savings achieved by CodeReview alone. There are currently 10 licenses of ProMatch.

    - Patterns Review

        Patterns Review evaluates physician practice patterns for both inpatient and outpatient services by comparing those patterns (determined on the basis of codes filed by the physician) with accepted medical standards for appropriateness, frequency, and intensity. A "pattern" is a group of diagnoses for which similar clinical management is appropriate. For example, there are separate diagnostic codes for a wrist sprain and an ankle sprain, but the appropriate course of treatment for each is similar, so both diagnoses fall within the same pattern.

        The clinical knowledge base for Patterns Review assigns each of the approximately 15,000 ICD-9 diagnostic codes to one of approximately 340 treatment patterns. The clinical knowledge base for Patterns Review includes guidelines for clinical appropriateness, frequency, and intensity for each pattern. Patterns Review matches the diagnostic code of a claim to the appropriate treatment pattern and then compares the pattern to the actual treatment rendered.

        Patterns Review can be used by customers both as a tool for consistent and objective claims review prior to making payment under a claim and as a management tool for post-payment utilization analysis. When used prior to making payment, Patterns Review provides the clinical rationale for reducing payment. When used as a post-payment utilization management tool, Patterns Review profiles physician practice patterns by comparing them to the clinical guidelines incorporated in the clinical knowledge base. This enables customers to identify inefficient or inappropriate practice patterns by specific provider.

        There currently are more than 116 licensees of Patterns Review, each of which has entered into a written non-cancelable license agreement for a term of years with the Company pursuant to which the licensee generally agrees to pay an annual license fee for use of the product, maintain the product's confidentiality and use the product only for certain purposes. In 1992, the Company merged with Concurrent Review Technology, Inc. whose principal product, Patterns of Treatment, was a collection of clinical protocols. HPR incorporated those protocols into the application software and clinical knowledge base for Patterns Review.

        CodeReview and Patterns Review are designed to function in conjunction with a customer's claims processing system to evaluate claims each time a claim is processed. The Company has developed interfaces that enable CodeReview and Patterns Review to function with most commercially available healthcare claims processing systems.

    Clinical Resource Management System (CRMS(TM))

         CRMS is a fully integrated line of clinical analysis products, each supported by a common data warehouse and a flexible Windows(R)-based analytic workstation. CRMS products enable users to assemble information, access it quickly and easily, analyze it, and apply the results to provide users with the clinical knowledge to manage cost, quality, and outcomes of patient care. Each CRMS product incorporates a common look and feel, minimizing the user learning curve and making it easy to move from one application to another. Information is presented in both a numeric and graphic format for easy interpretation.

        The Clinical Resource Management Systems is made up of the following products: Episode Profiler, Quality Profiler, Referral Profiler, Patterns Profiler, HealthPlan Reporter, and CRMS Fundamentals. The following is a description of the each of these products.

    - Episode Profiler

        Episode Profiler provides comprehensive clinical and provider profiling using "episode of care" analysis. An "episode" includes all aspects of treatment, starting with an initial diagnosis and incorporates inpatient, outpatient, hospital, and physician services. The clinical knowledge base for Episode Profiler assigns each of the approximately 15,000 ICD-9 diagnostic codes to one of approximately 560 episode treatment groups ("ETGs"). Each ETG describes an appropriate episode of care for the natural progression and treatment of a specific medical condition.

        Episode Profiler can compare a provider's costs on a per episode basis with those of a specified comparison group. Customers can use Episode Profiler to create profiles for an entire health plan, a specific group of providers, or an individual provider, adjusting a provider's patient population for illness severity and accounting for complications and other medical conditions.

        The Company introduced Episode Profiler in May 1995. There currently are more than 60 licensees of Episode Profiler, each of which has entered into a written non-cancelable license agreement for a term of years with the Company pursuant to which the licensee generally agrees to pay an annual license fee for use of the product, maintain the product's confidentiality and use the product only for certain purposes. The software for the ETGs is licensed by the Company from Symmetry Health Data Systems, Inc.

- Quality Profiler

        Quality Profiler evaluates the quality of healthcare delivered and identifies instances of healthcare providers delivering inadequate levels of medical care. Quality Profiler is designed to screen for failure to provide preventive care services and minimum levels of care for specific acute and chronic illnesses, as well as to identify complications that may be indicative of poor patient outcome.

        In screening for failures to provide preventive care services, the clinical knowledge base for Quality Profiler incorporates the clinical components of the U.S. Preventive Task Force Guidelines and the Health Employer Data Information Set (HEDIS) guidelines established by the National Committee for Quality Assurance (NCQA). Quality Profiler is designed to compare patient data (such as age and gender) to claims filed for the patient over a specific period of time to look for the absence of appropriate codes for preventive treatments that should have been performed under the guidelines. For example, for a 55-year old woman, Quality Profiler is designed to search over the prior 12 months for the CPT-4 code indicating the performance of a mammogram.

        Quality Profiler's clinical knowledge base also incorporates protocols for medical services associated with favorable outcomes for certain specific acute and chronic illnesses as identified by members of the consensus and senior advisory panels. Quality Profiler is designed to compare the claims filed for a patient diagnosed with one of these illnesses to the protocols developed by HPR's physician consulting network to identify instances of under-utilization. Quality Profiler tracks complications that indicate poor outcomes for specified illnesses. Quality Profiler is designed to generate both provider-specific and member-specific information.

        The Company introduced Quality Profiler in October 1995 and there are currently more than 48 licensees, each of which has entered into a written non-cancelable license agreement with the Company pursuant to which the licensee generally agrees to pay an annual license fee for use of the product, maintain the product's confidentiality and use the product only for certain purposes. The product was developed with assistance from Healthsource, Inc., which has received a license to use the product.

- Referral Profiler

        Referral Profiler is expert software designed to analyze primary care work-ups and referral patterns to specialists in relation to clinical guidelines. Referral Profiler enables users to manage medical care more cost-effectively by identifying redundant testing and unnecessary or inappropriate services associated with the referral management process. Referral Profiler guidelines specify when certain tests and specialty consultations are most effective in the diagnostic work-up. Users can share the diagnosis-specific guideline and cost information with providers as part of ongoing educational or payment-related programs to improve performance, or use the guidelines as a reference tool to provide information at the point of care for improved medical management. With Referral Profiler, end users generate clinically-detailed reports on the utilization of specialists for use in network management, quality and outcomes management, utilization control, and physician selection.

        The product was developed with assistance from United Healthcare Corporation, which has received a license to use the product. Referral Profiler was released in July 1996 and currently has 17 licensees.


- Patterns Profiler

        Using clinical and financial results from Patterns Review, Patterns Profiler is designed to create summary and detailed reports for use in network management and provider profiling. Patterns Profiler provides peer comparisons of provider performance by specialty, plan type, or employer, helping users to quickly identify opportunities to reduce inappropriate or unnecessary patient care.

        Patterns Profiler was released in September 1996 and currently has 46 licensees.


- HealthPlan Reporter

        HealthPlan Reporter produces annual HEDIS reports. By design, HealthPlan Reporter incorporates claims, encounter, provider and membership data into one warehouse to produce all of the eight HEDIS domains. It supports random sampling (hybrid method) for those applicable measures and offers a utility to capture and incorporate the results of the medical record review. Narrative and statistical (provider & plan) information provided by the plan is imported/entered directly into the application, thus maintaining a central approach to HEDIS processing.

        HealthPlan Reporter was released in March 1997 and currently has more than 22 licensees.

CRMS Product Under Development

- CRMS Fundamentals

CRMS Fundamentals is a Windows-based, client server software that generates per-member-per month (PMPM) and rates-per-1000 reports. CRMS Fundamentals is being designed to work with all sizes and types of healthcare organizations managing financial risk and it will include an efficient user interface. CRMS Fundamentals will facilitate reporting and analysis of critical cost and utilization trend information. Customers will be able to "slice and dice" traditional managed care statistics by more than a dozen variables including: product lines, employers, providers, procedure groups, diagnoses, age, and gender. With CRMS Fundamentals, users will be able to:

         o compare actual financial  performance to budget
         o identify variations that impact the  financial  performance
         o point to clinical practices where targeted intervention and/or education will improve the efficiency of the user's health care delivery system

CRMS Fundamentals was released in July 1997 and currently has 2 licensees.


HPR's Credentialing Management System

     The   Credentialing   Management   System  supports  the  authorization  of
independently licensed health practitioners to deliver patient care services.




- Credentialer

     Credentialer is a comprehensive provider network management tool. Providing automated workflow support to healthcare organizations, Credentialer enables users to effectively manage credentialing and recredentialing processes in compliance with the NCQA guidelines for accreditation. Credentialer provides an infrastructure to collect, store, and report on a practitioner's credentials, as well as their status within the network and basic information regarding their practice. Additionally, Credentialer can be used to generate provider directories, and to collect and analyze provider-specific patient satisfaction and complaints/grievances data.
       Credentialer was acquired as part of The Integrity Group, Inc. acquisition on April 30, 1996 and currently has over 75 licensees.

HPR's Clinical Care Management System (CCMS(TM))

     CCMS, currently under development and not yet available for general release, is designed to be an integrated product line of clinically based workflow software applications that provides a comprehensive solution for member-centered medical management. CCMS provides access to all of the information necessary to effectively manage an individual member's care.


     CCMS supports the next generation of medical management, enabling case managers to perform consistent, "real time" evaluation and tracking of individual patients as care is being delivered, and also allows them to follow patients with chronic diseases to help prevent acute episodes. CCMS incorporates case management guidelines based on a comprehensive foundation of clinical knowledge. These guidelines allow for more effective, medically sound, and clinically appropriate case and medical management.

     CCMS Core, the first in the suite of CCMS products, is being developed in conjunction with three co-development partners: Tufts Associated Health Plans of Massachusetts, Healthsource, Inc. of New Hampshire, and ChoiceCare Health Plans of Ohio.

     Three  customers,   in  addition  to  Tufts  Associated  Health  Plans  and
Healthsource, have signed license agreements to receive the software upon general release, which the Company anticipates in the first half of fiscal 1998.


Product and Customer Support

    The Company's products are valuable to customers only if the clinical knowledge bases embodied therein are current and each customer can effectively apply the clinical knowledge bases to its own analytical requirements. In addition to updates to incorporate annual revisions to ICD-9, HCPCS, and CPT-4 codes, the Company updates its clinical knowledge bases approximately once every two years on the basis of clinical experience, changes in medical practice, and review of current medical literature.

    The Company provides all its customers with toll free telephone hotline support, available weekdays during business hours, to supply both clinical and technical assistance. The Company also works with customers on a consulting basis to facilitate product installation and utilization.

    HPR invites its customers to participate in an annual conference. The users conference is a source of ideas and suggestions for current and future products, as well as a forum on market and industry issues. This conference lasts three to four days and over 200 people participate in sessions for analytical, technical, and clinical personnel. The users conference is a valuable resource for the Company as well as its customers, providing feedback on products and marketing opportunities to provide training and new product demonstrations.

    In addition to the annual users conference, for the past several years the Company has convened a "medical directors forum." This group includes the medical directors from a number of HPR's clients, and provides valuable insight for the Company into its customers' ongoing and future product needs, from which the Company can make plans for enhancement of existing products and development of new products.

Medical Advisory Board

     The Company's Medical Advisory Board, chaired by Dr. Richard H. Egdahl, was formally established in 1995 to serve as an important resource to HPR's management. The Medical Advisory Board is composed of prominent physicians who first met in December 1995. The Medical Advisory Board meets approximately twice annually and is otherwise available to provide advice at the Company's request on clinical issues and matters of overall policy and direction of the Company. Members of the Medical Advisory Board receive an honorarium for each meeting attended.

Customers

     The Company has approximately 360 customers. Based upon discussions with its customers, the Company believes that, in the aggregate, its customers cover approximately 70 million lives. Approximately 55% are managed care organizations such as HMOs and PPOs, 20% are indemnity plans, 10% are TPAs and employers, and 15% are providers.

     The Company estimates based on industry data and surveys by industry analysts, that in the United States there are currently approximately 900 payors, 180 groups of greater than 50 physicians and 6,000 hospitals with greater than 50 beds, which are either customers or potential customers. The Company believes these provider groups represent a relatively unpenetrated market for its products. Additionally, the emergence of integrated healthcare delivery systems may represent a significant potential market opportunity. The Company expects the mix of its customers to shift toward providers who will assume more of the financial risk in the delivery of healthcare. There is no assurance, however, that the Company will be able to penetrate these relatively new market opportunities with the same level of success that has been realized in the payor market.

    Currently, 42% of the Company's customers use more than one of the Company's products. The Company's customers include:


          Managed Care                        Indemnity
  Foundation Health Corporation       Blue Cross/Blue Shield of Arkansas,Inc.
  Healthsource, Inc.                  Blue Cross/Blue Shield of New Jersey, Inc.
  Kaiser Permanente                   Blue Cross/Blue Shield of Tennessee,Inc.
  Oxford Health Plans, Inc.           Fortis Benefits Insurance Company
  United HealthCare Corporation

            Providers                    TPAs/Employers
  Monarch Health Systems              ACMG, Inc.
  Lovelace Health Systems             First Health Services Corporation
  Allina Health Plans                 Holy Cross Shared Services


Sales and Marketing

    HPR markets its products through a combination of a national direct sales force and third-party marketing agreements. Currently, the Company's sales force consists of approximately 30 people, operating out of four sales offices. Because the Company's products represent a large capital investment for its customers, and due to the length of the sales cycle, senior management and clinical support staff take an active role in marketing and sales activities.

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

    The Company's research and development activities include new product development, product updates and enhancement of existing products. Some of the Company's product development has been accomplished with support from third party users of the products, allowing the Company more efficiently to develop products that are responsive to customer needs. A substantial majority of the Company's research and development expenses are incurred in connection with new product development.

     The Company's research and development expenses for fiscal 1995, 1996 and 1997 were $3,257,000, $3,891,000, and $7,011,000, respectively.

Competition

    The Company's competitors include healthcare information companies and large data processing and information companies. Many of these competitors have substantial installed customer bases in the healthcare industry and the ability to fund significant product development and acquisition efforts. The Company believes that the principal competitive factors in its market are clinical credibility and integrity and product innovation. These factors address both customer needs for cost containment tools and increasing industry concerns about quality control. Other important competitive factors include product reputation and reliability, system features, client service, price, and the effectiveness of marketing and sales efforts. Based on historical performance, the Company believes it competes favorably with respect to each of these factors. However, there can be no assurance that the Company will remain competitive with respect to any individual factor or combination thereof.

Governmental Regulations and Healthcare Reform

    The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare organizations. The Company's products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates. Certain proposals to reform the U.S. healthcare system are currently under consideration by the U.S. Congress. These programs may contain proposals to increase governmental involvement in healthcare and otherwise change the operating environment for the Company's customers. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products. On the other hand, changes in the regulatory environment have in the past increased and may continue to increase the needs of healthcare organizations for cost-effective information management and thereby enhance the marketability of the Company's products and services. The Company cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on the Company's results of operations, financial condition and business.



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

    Although the Company believes that its products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future. If asserted, such a claim could cause the Company to lose revenues or incur substantial litigation expense.

Employees

     As of June 30, 1997, the Company employed 179 individuals. None of the Company's employees are represented by a union or other collective bargaining group. The Company believes its relationship with its employees to be satisfactory.

Executive Officers of the Registrant

    The executive officers of the Company, and their ages as of July 31, 1997, are as follows:

                Name           Age                    Position
 Marcia J. Radosevich,Ph.D      44   Chairman of the Board, Chief Executive
                                     Officer, President
 Brian D. Cahill                39   Chief Operating Officer and Chief Financial
                                     Officer
 George A. Abatjoglou           27   Treasurer and Controller
 Paul W. Brient                 29   Vice President, Product Marketing
 Andrew C. Garling, M.D.        52   Vice President, Clinical Affairs
 Joseph K. Jaeger               38   Vice President, Sales
 Matthew Ricketson              39   Vice President, Professional Services
 Steven J. Rosenberg            41   Senior Vice President,Software Development
                                     and Services
 Thomas L. Saltonstall          49   Vice President, Human Resources and
                                     Corporate Administration
 James B. Stowe                 48   Vice President, Marketing
--------------------------------------------------------------------------------




    Dr. Radosevich has served as Chief Executive Officer and a director of the Company since 1988 and was elected Chairman of the Board of Directors in June 1995. From 1988 until 1992, and since May 31, 1996 she also has held the position of President of the Company. She served as Vice Chairman of the Board from 1992 to June 1995. Dr. Radosevich is a director of Oxford Health Plans, a health maintenance organization.

    Mr. Cahill joined the Company as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary in 1993 and was promoted to Chief Operating Officer in 1997. From 1982 to 1992, Mr. Cahill held various accounting and finance positions at Epsilon Data Management, Inc., a database marketing company which in 1990 became a subsidiary of American Express Travel Related Services Company, Inc. He became Controller, Treasurer and Secretary of Epsilon Data in 1987 and Vice President, Finance and Chief Financial Officer in 1990.

    Mr. Abatjoglou, CPA, joined HPR in 1995 and was promoted to Treasurer and Controller in 1997. He is responsible for managing the daily operations of the finance department. Prior to joining HPR, Mr. Abatjoglou served three years as a senior accountant at the public accounting firm of Coopers & Lybrand L.L.P., the Company's independent accountants.

    Mr. Brient, who joined HPR in 1995 as the manager of new product development, was promoted to Vice President, Product Management in 1997. Previously, he served as a senior consultant at the Boston Consulting Group and founded a successful practice management software business in Florida.

    Dr. Garling joined the Company as Vice President, Clinical Affairs in 1997. Previously he served as Vice President and Corporate Medical Director at Advanced Health Corporation, a publicly held company which provides physician practice management services. Prior to Advanced Health, he served as Vice President of Prudential Health Care. In addition he served eleven years as an emergency room physician with Kaiser Permanente.

     Mr. Jaeger joined the Company in 1993 and spent four years as the National Director of Sales prior to his promotion to Vice President, Sales in 1997. Prior to working for HPR, Mr. Jaeger held Regional Sales Manager positions for Mozart Systems and On-Line Software in Chicago. He also spent four years as a Sales Representative for Pansophic Systems, Inc. Mr. Ricketson joined HPR in 1996 as Vice President, Professional Services. He most recently worked at Marcam Corporation, a producer of enterprise-wide software for manufacturers, where he oversaw the Customer Service function during a period when that company grew from $20 million to $200 million in annual revenues.

    Mr. Rosenberg joined the Company as Vice President, Software Development and Services in 1994. From 1992 to 1994, he served as Vice President of Sales Technologies Inc., a sales force automation company, and from 1990 to 1992 was Vice President of AICORP, Inc., a software company.

     Mr. Saltonstall joined the Company in 1996 as Vice President, Human Resources and Corporate Administration. He comes to HPR from National Medical Care, Inc., an international healthcare company, where he was Vice President for Human Resources.

     Mr. Stowe joined the Company as Vice President, Marketing and Business Development in 1995. From 1989 until joining the Company, he was a partner and practice leader at Charles J. Singer & Co., a managed care research and consulting firm.

     Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

Item 2.   Properties

    The Company's executive and corporate offices comprise 48,000 square feet of a facility at 245 First Street, Cambridge, Massachusetts under lease agreements that expire on August 31, 2003. The Company also maintains three sales offices in Illinois, Arizona and Nevada. The Company believes that its facilities are adequate for its current operations.



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

Item 4.   Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Market for Common Stock

The Company effected its initial public offering on August 10, 1995 at a price of $8.00 per share (adjusted to reflect a 2 for 1 stock split for shareholders of record as of April 26, 1996 effected in the form of a stock dividend). Since that date, the Company's Common Stock has traded on the Nasdaq National Market under the symbol HPRI. The following table represents the high and low sales prices for the Company's common stock for each quarter of fiscal 1997 and 1996 as reported by Nasdaq National Market. All stock prices have been restated to reflect a 2 for 1 stock split to shareholders of record as of April 26, 1996 effected in the form of a stock dividend.



                                                             High         Low
                               Fiscal 1997
                  4th quarter ended June 30, 1997         $18.75       $ 10.75
                  3rd quarter ended March 31, 1997        $18.38       $ 10.13
                  2nd quarter ended December 31, 1996     $16.25       $ 11.50
                  1st quarter ended September 30, 1996    $22.00       $ 13.50

                               Fiscal 1996
                  4th quarter ended June 30, 1996         $25.63       $ 18.25
                  3rd quarter ended March 31, 1996        $21.75       $ 15.50
                  2nd quarter ended December 31, 1995     $18.13       $ 11.25
                  1st quarter ended September 30, 1995    $13.25       $  9.00



Holders of Record

    As of August 11, 1997 there were 84 holders of record of the Company's Common Stock.



Dividends

    The Company has never declared or paid any cash dividends on the Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

Item 6.  Selected Financial Data

    The following table contains selected consolidated financial data of the Company and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included in Item 8 hereof. The statement of operations data for the fiscal years ended June 30, 1995, 1996 and 1997 and the balance sheet data as of June 30, 1996 and 1997 have been derived from Consolidated Financial Statements, which statements have been audited by Coopers & Lybrand L.L.P., independent accountants, and are included in Item 8 of this Form 10-K. The statement of operations data for the fiscal years ended June 30, 1993 and 1994 and the balance sheet data as of June 30, 1993, 1994, and 1995 have been derived from the Company's Consolidated Financial Statements, which statements have been audited by Coopers & Lybrand L.L.P. and are not included in this Form 10-K. This data should be read in conjunction with Consolidated Financial Statements and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                 Fiscal Year Ended June 30,
                                         (in thousands, except per share data)


                                        1993       1994        1995       1996(6)     1997

Statement of Operations Data:
Revenues.........................      $10,770     $14,065    $18,264     $28,310     $39,101
                                       -------     -------    -------     -------     -------
Expenses:
  Cost of revenues...............        2,277       3,452      4,235       7,348       7,900
  Marketing and sales............        3,529       4,016      4,664       6,328       8,672
  Research and development.......          598       1,499      3,257       3,892       7,011
  General and administrative.....        1,701       2,324      2,037       3,594       4,774
  Cost of acquisition (1) .......           --          --         --         336          --
                                            --          --         --         ---          --
    Total expenses...............        8,105      11,291     14,193      21,498      28,357
                                         -----      ------     ------      ------      ------
Operating income.................        2,665       2,774      4,071       6,812      10,744
Interest income (expense), net...        (105)          17        302         878       1,240
Gain on settlement of litigation(2)         --          --      5,800          --          --
                                            --          --      -----          --          --
Income before taxes..............        2,560       2,791     10,173       7,690      11,984
                                         -----       -----     ------       -----      ------
Provision for income taxes.......        1,059       1,160      4,106       3,168       4,973
                                         -----       -----      -----       -----       -----
Net income(2)....................       $1,501      $1,631     $6,067      $4,522      $7,011
                                        ======      ======     ======      ======      ======
Net income per share.............        $0.11       $0.12      $0.43       $0.29       $0.44

1995 Pro forma net income(3).....                              $2,608
1995 Pro forma net income per                                   $0.18
share(3).........................
1996 Pro forma net income(4).....                                          $4,719
1996 Pro forma net income per                                               $0.30
share(4).........................
Weighted average common shares and
  equivalents (5)................       13,522      13,966     14,175      15,840      16,103

                                                            June 30,
                                       ----------------------------------------------------
                                                         (in thousands)

                                         1993         1994       1995       1996(6)     1997
                                        -------     -------    -------     --------   -------

Balance Sheet Data:
  Working capital...............        $2,192      $3,555     $11,130     $20,465     $31,881
  Total assets..................         7,915      10,805      17,988      34,603      47,531
  Long-term liabilities.........           367         601       1,931         882         559
  Stockholders' equity..........         3,377       5,055      11,282      27,915      38,269
Dividends per share.............             0           0           0           0           0


(1) In April 1996, the Company incurred costs related to the acquisition of The Integrity Group, Inc. which resulted in an expense of $336,000.
(2) In January 1995, GMIS, Inc. made a one-time payment to the Company in settlement of certain litigation, which payment was recorded as a gain, net of certain legal and other costs.
(3) Reflects the fiscal 1995 net income on a pro forma basis by excluding the gain on settlement of litigation and its related tax effect. Gain on settlement of litigation, net of expenses, was $5,800,000, less an effective tax rate of 40.4% ($2,341,000), which results in an after tax gain of $3,459,000 on settlement of litigation. Accordingly, net income of $6,067,000 less the $3,459,000 after tax gain results in pro forma net income of $2,608,000.
(4) Reflects the fiscal 1996 net income on a pro forma basis by excluding the costs related to the acquisition of The Integrity Group, Inc. and the related tax effect. Costs of the acquisition were $336,000, less an effective tax rate of 41.2% ($138,000), resulting in an after tax loss of $198,000 due to acquisition costs. Accordingly, net income of $4,521,000 plus the $198,000 after tax expenditures results in pro forma net income of $4,719,000.
(5) All share and earnings per share amounts have been restated to reflect the impact of a stock split effected in the form of a 100% stock dividend granted on May 6, 1996 to all shareholders of record on April 26, 1996.
(6) The acquisition of The Integrity Group was accounted for as a pooling of interests. However, due to the relative immateriality of TIG's financial position with respect to HPR as of the date of combination, the merger of the equity interests was given retroactive effect to the beginning of fiscal 1996. Accordingly, TIG's assets, liabilities, and shareholder's equity were brought onto the Company's consolidated books as of the beginning of the period as an adjustment to beginning equity.







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

     Prior to fiscal 1993, the Company's revenues were derived from a single product, CodeReview, and between July 1993 and May 1995 from three products, CodeReview, Medicare CodeReview and Patterns Review. In May 1995, the Company introduced its fourth product, Episode Profiler, and in October 1995 introduced its fifth product, Quality Profiler. The acquisition of The Integrity Group, Inc. in April 1996 provided the Company with its sixth product, Credentialer. During fiscal 1997 the Company introduced four more products to market: Referral Profiler in July 1996, Patterns Profiler in September 1996, HealthPlan Reporter in March 1997, and ProMatch in June 1997. The introduction of these four products brings HPR's total product count to ten as of June 30, 1997. In July 1997, the Company released its eleventh product to market, CRMS Fundamentals. In addition, the Company has expended significant development resources during fiscal 1997 towards the production of its twelfth product, CCMS Core, the first product in the CCMS line. The Company believes that as the markets for CodeReview and Patterns Review mature, the continued growth of the Company will require the successful introduction of new products and further enhancements to its existing products. There can be no assurance that the Company will continue to design, develop, and release successful new product offerings in the future.

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

     For each of the last three fiscal years, the Company has made significant investments in the direct sales force in anticipation of new product releases. As the Company has grown from two products in fiscal 1994 to the current offering of three distinct product suites encompassing 12 individual products, the Company has continued to invest in quality personnel within the sales organization. The Company believes that the national sales force is well positioned to address the shift of financial risk associated with the delivery of healthcare from payors to providers and consequently, will be prepared to sell into this new market for the Company. However, there is no assurance that the Company will be able to penetrate these relatively new market opportunities with the same level of success that has been realized in the payor market.

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

Results of Operations

    The following table sets forth, for the fiscal periods indicated, certain items from the statement of operations expressed as a percentage of revenues:


                                                   Fiscal Year Ended June 30,

                                                    1995       1996     1997
                                                   --------   -------- ------
                     Revenues......................    100 %     100%     100%
                     Expenses:
                      Cost of revenues............       23       26       20
                      Marketing and sales.........       26       22       22
                      Research and development....       18       14       18
                      General and administrative..       11       13       12
                      Cost of acquisition                --        1        0
                                                         --        -        -
                         Total expenses...........       78       76       72
                                                         --       --       --
                    Operating income..............       22       24       28
                    Interest income (expense),            2        3        3
                    net...........................
                    Gain on settlement of                32       --       --
                    litigation....................       --       --       --

                    Income before taxes...........       56       27       31
                    Provision for income taxes....       23       11       13
                                                         --       --       --
                    Net income....................      33 %      16%      18%
                                                       ====      ===      ===


Fiscal Years Ended June 30, 1995, 1996 and 1997

    Revenues. Revenues increased 55% from $18,264,000 in 1995 to $28,310,000 in 1996 and 38% to $39,101,000 in 1997. A major contributor to this steady revenue growth has been the successful release of new products to market. Over the three year period from fiscal 1995 to fiscal 1997 the Company's product offering has grown from three products in fiscal 1995 to ten products as of June 30, 1997. The Company's first two products, CodeReview and Patterns Review, continue to show strong year over year performance both through new licenses and renewals of existing licenses.

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

    Fiscal 1997 revenues include contributions from 4 new products: Referral Profiler, Patterns Profiler, HealthPlan Reporter, and ProMatch. In addition, the Company has recognized development revenues in fiscal 1997 from CCMS Core co-development contracts with Tufts Associated Health Plans and Healthsource, Inc.

    Cost of Revenues. Cost of revenues increased 74% from $4,235,000 in 1995 to $7,348,000 in 1996 and 8% to $7,900,000 in 1997. As a percentage of revenues, the cost of revenues increased from 23% in 1995 to 26% in 1996 and decreased to 20% in 1997. The increase from 1995 to 1996 was primarily due to certain royalty payments to third parties for software licensed by the Company for incorporation into the Company's products and by increased investment in the technical and clinical customer support functions. During fiscal 1997 significant resources were dedicated to the development of three new products released during the year, as well as HPR's newest products, CCMS Core (currently under development) and CRMS Fundamentals. As a result, there was a shift in personnel resources and the related expenses from application maintenance and other typical cost of revenue projects, to application development. Accordingly, there was a redistribution of fiscal 1997 expense classification from cost of revenue to research and development. As the Company finishes development of CCMS Core in fiscal 1998 it is expected that the cost of revenues will remain relatively constant or increase slightly as a percentage of revenues as resources focus on the maintenance of the Company's twelve existing products.

    Marketing and Sales. Marketing and sales increased 36% from $4,664,000 in 1995 to $6,328,000 in 1996 and 37% to $8,672,000 in 1997. As a percentage of revenues, marketing and sales decreased from 26% in 1995 to 22% in 1996 and remained flat in 1997. The Company invests in certain promotional activities each fiscal year which include trade shows and seminars as well as the development of collateral materials designed to increase awareness of the Company and its products. In addition, the Company spends significant time and resources in recruiting quality individuals to be a part of the direct sales force. As the Company has continued to invest in marketing and sales programs, the investment has contributed to higher revenues in each of the last three fiscal years causing sales and marketing expense to decrease as a percentage of revenues over that same period. The Company expects sales and marketing to remain relatively constant as a percentage of revenues.

    Research and Development. Research and development efforts by the Company are focused on developing new products and enhancing existing products. Research and development costs increased 19% from $3,257,000 in 1995 to $3,892,000 in 1996 as a result of continued research efforts on Quality Profiler and Referral Profiler. Research and development increased 80% from $3,892,000 in 1996 to $7,011,000 in 1997 as a result of development in connection with the release of four new products to market in fiscal 1997. In addition, in fiscal 1997 the Company underwent one of its largest development efforts to date in the design and production of CCMS Core, the first in a suite of Clinical Care Management System products. As a percentage of revenues, research and development decreased from 18% in 1995 to 14% in 1996 and then increased in 1997 to 18%. The decrease in 1996 is a result of two factors: the significant increase in revenue dollars in 1996 over 1995 and the release of Episode Profiler in late 1995 and Quality Profiler in October 1996, both of which were in development during fiscal 1995. The increase in fiscal 1997 is a by-product of the development efforts discussed above. With the increase in development activities on the Company's new product lines, management expects that research and development expenditures will increase but remain substantially the same or decrease slightly as a percentage of revenue for the foreseeable future.

    General and Administrative. General and administrative expenses increased 76% from $2,037,000 in 1995 to $3,594,000 in 1996 and 33% to $4,774,000 in 1997.
As a percentage of revenues, general and administrative expenses increased from 11% in 1995 to 13% in 1996 and decreased slightly to 12% in fiscal 1997. The increased expenditures from 1995 to 1996 are due primarily to increased expenses related to being a publicly-traded company, certain costs incurred in moving the Company's headquarters in August 1995, and an increase in the provision for bad debt expenses in proportion to the increase in revenues. During fiscal 1997 the Company made significant investments in infrastructure, management information systems, and human resources to prepare itself for the future. Although the increase in expenditures in fiscal 1997 is in line with the Company's growth during the year, the Company believes that if revenues increase, general and administrative expenses should decrease as a percentage of revenues in the future. However, there can be no assurance that general and administrative expenses will not increase at a rate faster than revenues in the future.

     Costs of Acquisition. In April 1996, the Company acquired The Integrity Group, Inc. ("TIG"), an Alabama corporation, in a transaction accounted for as a pooling of interests. The Company incurred one time costs related to the acquisition of $336,000 primarily related to legal, accounting, and finders fees.

    Interest Income (Expense), Net. The Company realized interest income of $302,000 in 1995, $877,000 in 1996, and $1,240,000 in 1997. Interest income represents interest earned on the Company's excess cash balances, which are generally placed in short term investments, money market funds and government securities. The increase is due to the interest earned on cash balances of the Company generated from operations and the proceeds from the Company's initial public offering of its common stock completed in August 1995 and from the follow-on offering completed in February 1996.

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

    Income Taxes. The Company's effective tax rate was 40.4% in 1995 compared with 41.2% in 1996 and 41.5% in 1997. The Integrity Group, Inc. was a Subchapter S corporation until its acquisition on April 30, 1996. As a result, the former shareholders of TIG are responsible for all taxes on profits made through that date. The Company has recorded taxes for the final two months of the 1996 fiscal year related to TIG's activity. The Company has no federal income tax loss carry forwards.


Liquidity and Capital Resources

    During the period from inception through June 30, 1997, the Company raised approximately $15.9 million, net of expenses, through the issuance of equity securities, of which amount approximately $7.2 million was raised in the first quarter of fiscal 1996 in the Company's initial public offering and $4.2 million was raised in the third quarter of fiscal 1996 in the Company's second public offering. The Company generated cash of $5.3 million from operations in fiscal 1995, approximately $4.5 million in fiscal 1996 and approximately $3.8 million during fiscal 1997. At June 30, 1997, the Company had cash and cash equivalents of $13.9 million. The Company regularly invests excess funds in short-term money market funds, government securities and commercial paper.

    On February 7, 1997, the Company received an extension and modification of its revolving bank credit facility from $5,000,000 to $7,500,000 with an expiration date of December 30, 1997. No borrowings have been made to date under the facility.

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

Impact of Recently Issued Accounting Pronouncements

    The FASB issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary EPS. Upon adoption of this standard for the fiscal period ending June 30, 1998, the Company will be required to disclose either basic EPS or both basic and dilutive EPS. The principal difference being that common stock equivalents would not be considered in the computation of basic EPS. The impact of adoption of SFAS 128 has not yet been determined.

    The  FASB  recently  issued  Statement  No.  130  ("SFAS  130"),  "Reporting
Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, the Statement requires that an amount representing total comprehensive income be reported. Comprehensive income components include: unrealized gains and losses on available-for-sale investments in debt and equity securities, foreign currency translation adjustments, and minimum pension liability adjustments. The Statement will become effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company does not believe that this statement will have a material impact on the results of operations.

    In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company does not believe that this statement will have an impact on the presentation of the financial statements and the disclosures therein.

Risk Factors Relating to Forward-Looking Statements

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

     Inability  to  Retain  or  Attract   Customers  Due  to   Competition   and
          Consolidation.

    The market in which HPR's products are licensed is highly competitive. Most of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. The Company's potential competitors for customers include healthcare information companies and large data processing and information companies that may have more diverse product offerings covering a broader spectrum of the healthcare industry. Many of these competitors have substantial installed customer bases in the healthcare industry and the ability to fund significant product development and acquisition efforts. In addition, the Company has noted a trend towards consolidation of customers within its market. While this consolidation results in substantially larger potential customers, the Company also is faced with a risk of existing customers being acquired by entities that use a competitor's product. The Company continues to believe that the principal competitive factors in its market are clinical credibility and integrity and product innovation. These factors address both customer needs for cost containment tools and increasing industry concerns about quality control. Other important competitive factors include product reputation and reliability, system features, client service, price, and the effectiveness of marketing and sales efforts. There can be no assurance that future competition will not have a material adverse effect on the Company's results of operations, financial condition or business.

    Dependence on Proprietary Software and Clinical Knowledge-Bases.

    The Company's success is dependent to a significant extent on its ability to maintain the proprietary and confidential software and clinical knowledge-bases incorporated in CodeReview, ProMatch, Patterns Review, Episode Profiler, Quality Profiler, Referral Profiler, HealthPlan Reporter, Patterns Profiler, CRMS Fundamentals, CCMS Core and other products as they are released. The Company relies on a combination of patent, trade secret, copyright and contractual protections to establish and protect its proprietary rights. There can, however, be no assurance that the legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. Any infringement or misappropriation of the Company's proprietary software and clinical knowledge-bases would disadvantage the Company in its efforts to retain and attract new customers in a highly competitive market, and could cause the Company to lose revenues or incur substantial litigation expense. In addition, these protections and precautions do not prevent independent third-party development of competitive technology or products. Further, the Company depends on third-party suppliers to license to HPR necessary technology that is incorporated into certain of the Company's products, including Episode Profiler. The inability of the Company for any reason to continue using or otherwise acquire such technology could prevent distribution of such products, which would have a material adverse effect on the Company's results of operations, financial condition or business.

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

    Uncertainty in the Healthcare Industry.

    The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare organizations. The Company's products are designed to function within the structure of the current national healthcare financing and reimbursement system currently being used in the United States. The Company believes that the commercial value and appeal of its products may be adversely affected if that system were to be materially changed. During the past several years, the United States healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates. Proposals to reform the United States healthcare system are from time to time under consideration by the U.S. Congress. These programs may contain proposals to increase government involvement in healthcare and otherwise change the operating environment for the Company's customers. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments in cost containment tools and related technology such as the Company's products. The Company cannot predict what impact, if any, such factors might have on its results of operations, financial condition or business. In addition, many healthcare providers are consolidating to create integrated healthcare delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of the Company's products. The failure of the Company to maintain adequate price levels would have a material adverse effect on the Company's results of operations, financial condition or business. Other legislative or market-driven reforms could have unpredictable effects on the Company's results of operations, financial condition or business.

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

Item 8.  Financial Statements and Supplementary Data

                                                     HPR Inc.

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
Report of Independent Accountants............................................29
Consolidated Balance Sheets as of June 30, 1996 and 1997 ....................30
Consolidated Statements of Operations for the fiscal years ended June 30,
1995, 1996 and 1997..........................................................31
Consolidated Statements of Stockholders' Equity for the fiscal years ended
June 30, 1995, 1996 and 1997.................................................32
Consolidated Statements of Cash Flows for the fiscal years ended June 30,
1995, 1996 and 1997..........................................................33
Notes to Consolidated Financial Statements...................................34

                                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HPR Inc:

    We have audited the accompanying consolidated balance sheets of HPR Inc. as of June 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HPR Inc. as of June 30, 1996 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.







                                                        COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
August 1, 1997

                                    HPR Inc.

                           CONSOLIDATED BALANCE SHEETS


                                                                      June 30,
                                                             ---------------------------

                                                            1996            1997
                                                        ------------    ------------

ASSETS:
Current Assets:
  Cash and cash equivalents (Note 2) ................   $  8,479,122    $ 13,943,693
  Investments in marketable securities (Note 4) .....      9,016,146      10,842,696
  Accounts receivable, net of allowances for doubtful
    accounts of $603,000 and $651,500 for 1996 and ..      4,491,065       6,952,573
1997
  Contract receivables ..............................      3,142,680       6,890,342
  Deferred income taxes (Note 7) ....................        415,149         698,022
  Prepaid expenses and other current assets .........        727,044       1,257,276
                                                        ------------    ------------
         Total current assets .......................     26,271,206      40,584,602
Investments in marketable securities (Note 4) .......      5,394,340       2,984,465
Property and equipment, net (Note 5) ................      1,964,164       2,509,775
Software development costs, net (Note 2) ............        873,427       1,347,654
Other assets ........................................        100,332         104,570
                                                        ------------    ------------
         Total assets ...............................   $ 34,603,469    $ 47,531,066
                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable ..................................   $    607,259    $    749,138
  Accrued royalties .................................        456,521       1,025,979
  Accrued expenses ..................................        581,524       1,181,450
  Accrued support costs .............................      1,425,191       1,792,584
  Accrued employee compensation and benefits ........      1,323,973       2,247,295
  Deferred revenue ..................................        698,029       1,498,147
  Income taxes payable ..............................        438,758            --
  Sales taxes payable ...............................        275,022         209,067
                                                        ------------    ------------
         Total current liabilities ..................      5,806,277       8,703,660
Deferred income taxes (Note 7) ......................        882,173         558,791
                                                        ------------    ------------
         Total liabilities ..........................      6,688,450       9,262,451
                                                        ------------    ------------
Commitments and contingencies (Note 6)
Stockholders' Equity:
  Convertible preferred stock, par value $0.10,
                                                                           3,000,000
    shares authorized; zero shares outstanding at
June 30,
   1996 and 1997 ....................................           --              --
  Common stock, par value $0.01, 35,000,000 shares
    authorized; 17,918,625 and 15,325,303 shares
issued
    and 15,012,375 and 15,325,303 shares outstanding
at
    June 30, 1996 and 1997, respectively ............        179,185         153,253
  Additional paid-in capital ........................     15,972,680      18,335,055
  Less treasury stock, at cost: 2,906,250 and zero
shares at
    June 30,1996 and 1997, respectively .............     (2,843,900)           --
  Retained earnings .................................     14,607,054      19,780,307
                                                        ------------    ------------
         Total stockholders' equity .................     27,915,019      38,268,615
                                                        ------------    ------------
         Total liabilities and stockholders' equity .   $ 34,603,469    $ 47,531,066
                                                        ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.





                                                     HPR Inc.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Fiscal Year Ended June 30,
                                          1995          1996           1997
                                     ------------- -------------  ---------

Revenues.........................     $18,263,831    $28,310,272   $39,101,380
Expenses:
  Cost of revenues...............       4,234,427      7,348,354     7,900,286
  Marketing and sales............       4,664,362      6,328,282     8,672,199
  Research and development.......       3,257,268      3,891,381     7,010,839
  General and administrative.....       2,036,644      3,594,331     4,774,084
  Cost of acquisition (Note 12) .              --        335,544            --
                                               --        -------            --
Total expenses...................      14,192,701     21,497,892    28,357,408
                                       ----------     ----------    ----------
Operating income.................       4,071,130      6,812,380    10,743,972
Interest income (expense), net...         301,412        877,377     1,240,066
Gain on settlement of litigation
  (Note 11)......................       5,800,223             --            --
                                        ---------             --            --
Income before provision for income
  taxes..........................      10,172,765      7,689,757    11,984,038
Provision for income taxes.......       4,105,277      3,167,894     4,973,385
                                        ---------      ---------     ---------
Net income.......................      $6,067,488     $4,521,863    $7,010,653
                                       ==========     ==========    ==========

Net income per share.............           $0.43          $0.29         $0.44
Weighted average common shares and
  equivalents (1)................      14,175,000     15,840,000    16,103,000


(1) All share and earnings per share amounts have been restated to reflect the stock split effected in the form of a 100% stock dividend granted on May 6, 1996 to all shareholders of record on April 26, 1996.





     The accompanying notes are an integral part of the consolidated financial statements.

                                    HPR Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Fiscal Year Ended June 30, 1995, 1996 and 1997






                      Preferred
                          Stock                  Common       Common  Additional                Treasury    Treasury          Total
                         Shares                   Stock        Stock     Paid-in    Retained       Stock       Stock   Stockholders'
                         Issued      Amount      Issued       Amount     Capital    Earnings      Shares      Amount         Equity
                    ----------- ----------- -----------  ----------- ----------- ----------- ----------- -----------    -----------

Balance at June 30,   2,762,500 $   276,250   8,835,900  $    88,359 $ 3,606,576 $ 3,928,199  (2,906,250) $(2,843,900)  $ 5,055,484
1994 Issuance of
common stock             25,000         250      16,000                                                                      16,250
  Options exercised   1,465,000      14,650     127,880                                                                     142,530
  Net income .......                                                               6,067,488                              6,067,488
                    ----------- -----------  -----------  ---------- ----------- ----------- -----------   -----------  -----------

Balance at June 30,
1995 ..............   2,762,500     276,250   10,325,900     103,259   3,750,456   9,995,687 (2,906,250)   (2,843,900)    11,281,752
                    ----------- -----------  ----------- ----------- ----------- ----------- -----------   -----------   -----------
Pooling of interests
 with The Integrity
 Group, Inc. ..                                  260,001       2,600     119,900      89,504                                 212,004
Balance as restated   2,762,500     276,250   10,585,901     105,859   3,870,356  10,085,191 (2,906,250)   (2,843,900)    11,493,756
                    ----------- -----------  ----------- ----------- ----------- ----------- -----------   -----------   -----------
Conversion of
preferred stock...  (2,762,500)   (276,250)    5,525,000      55,250     221,000                                                  --
  Issuance of common
   stock in initial
   public offering                             1,077,052      10,770   8,002,578                                           8,013,348

  Expenses related
    to initial public
    offering ......                                                    (858,896)                                           (858,896)
  Issuance of common
    stock in second                              288,596       2,886   4,645,545                                           4,648,431
    public offering
  Expenses related to
    second public ....                                                 (424,420)                                           (424,420)
    offering
  Options exercised ..                           442,076       4,420     164,632                                             169,052
  Tax benefits on stock
    options
    exercised......                                                      351,885                                             351,885
  Net income ......                                                                4,521,863                               4,521,863
                    ----------- -----------  ----------- ----------- ----------- ----------- -----------   -----------   -----------
Conversion of
Balance at June 30,
1996 ..............         --           --   17,918,625     179,185  15,972,680  14,607,054 (2,906,250)   (2,843,900)    27,915,019
                    ----------- -----------  ----------- ----------- ----------- ----------- -----------   -----------   -----------
  Options exercised                              325,180       3,252     399,349                                             402,601
  Purchase of
    Treasury Stock                                                                              (12,252)       (7,922)       (7,922)
  Tax benefits on
    stock options                                                      2,948,264                                           2,948,264
   exercised
  Retirement of                              (2,918,502)    (29,184)   (985,238   (1,837,400)  2,918,502     2,851,822            --
    Treasury Stock

  Net income                                                                       7,010,653                               7,010,653
                    ----------- -----------  ----------- ----------- ----------- ----------- -----------   -----------   -----------
Balance at June
  30, 1997 ........          -- $         0   15,325,303 $   153,253 $18,335,055 $19,780,307          --   $         0   $38,268,615
                    =========== ===========  =========== =========== =========== =========== ===========   ===========   ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                                     HPR Inc.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Fiscal Year Ended June 30,
                                           1995          1996          1997
                                       ------------  ------------  --------

Cash flows from operating activities:
  Net income........................     $6,067,488    $4,521,863    $7,010,653
  Adjustments to reconcile net
income to
     cash provided by operating
activities:
     Depreciation and amortization..      1,074,491     1,254,119     1,467,972
     Provision for doubtful accounts        210,000       321,302       425,000
     Loss on disposal of equipment..        124,488            --            --
     Amortization of discount on
       investments..................             --     (114,242)     (203,353)
  Change in operating assets and
     liabilities:
     Accounts receivable............    (1,867,568)   (1,785,004)   (6,634,170)
     Prepaid expenses...............      (970,859)       490,502     (530,232)
     Other assets...................         76,191            --       (4,238)
     Accounts payable and other
accrued
       liabilities..................      1,130,196       322,411     2,601,978
     Sales taxes payable............      (123,944)       128,403      (65,955)
     Deferred revenue...............       (62,258)      (90,895)       800,118
     Deferred income taxes..........        373,364   (1,026,570)     (606,255)
     Income taxes payable...........      (705,401)       438,758     (438,758)
                                          ---------       -------     ---------
       Net cash provided by operating
          activities................      5,326,188     4,460,647     3,822,760
                                          ---------     ---------     ---------
Cash flows for investing activities:
  Capitalized software development
     costs..........................      (591,261)     (366,332)   (1,025,009)
  Capital expenditures..............      (664,330)   (1,732,624)   (1,462,801)
  Sale of marketable securities.....             --    15,276,906    18,763,596
  Purchase of marketable securities.             --  (29,573,130)  (17,976,918)
                                                 --  ------------  ------------
       Net cash used in investing
          activities................    (1,255,591)  (16,395,180)   (1,701,132)
                                        -----------  ------------   -----------
Cash flows from financing
  activities:
  Proceeds from initial public
     offering.......................             --     8,013,348            --
  Expenses related to initial public
     offering.......................             --     (858,896)            --
  Proceeds from second public
     offering.......................             --     4,648,431            --
  Expenses related to second public
     offering.......................             --     (424,420)            --
  Proceeds from sale of common stock         16,250            --            --
  Proceeds from exercise of stock
     options........................        142,530       169,052       402,601
  Payments to acquire treasury stock             --            --       (7,922)
  Payments on long-term debt........       (91,860)            --            --
  Tax benefits from exercise of stock
       options......................             --       351,885     2,948,264
                                                 --       -------     ---------
       Net cash provided by
          financing activities......         66,920    11,899,400     3,342,943
                                             ------    ----------     ---------
Net increase (decrease) in cash and
cash
  equivalents.......................      4,137,517      (35,133)     5,464,571
                                          ---------      --------     ---------
Cash and cash equivalents, beginning
of
  period............................      4,348,545     8,486,062     8,479,122
Cash and cash equivalents provided
by the
  acquisition of The Integrity                   --        28,193            --
Group, Inc. ........................
Adjusted cash and cash equivalents,
  beginning of period...............      4,348,545     8,514,255     8,479,122
                                          ---------     ---------     ---------
Cash and cash equivalents, end of
  period............................     $8,486,062    $8,479,122   $13,943,693
                                         ==========    ==========   ===========

The accompanying notes are an integral part of the consolidated financial statements





                                                     HPR Inc.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

    HPR develops and markets software and proprietary database products incorporating clinical knowledge that enable payors and providers of healthcare services to better manage the financial risk associated with the delivery of healthcare and the quality of care. HPR products are used to manage healthcare costs and quality of care by clinically evaluating providers' claims for payment; measuring efficiency, quality, and medical outcomes; determining appropriate utilization of medical services; influencing physician referral patterns and profiling practice patterns; assisting in HEDIS(R) reporting; and managing and supporting the physician credentialing and accreditation processes. The Company's clinical knowledge bases are developed and maintained by a full time medical staff in consultation with board-certified physicians serving on Company-organized panels.

    The Company's products are designed to meet the needs of parties assuming financial risk for the delivery of healthcare. HPR believes that providing clinical knowledge in usable form is essential to its customers. The Company believes it can be distinguished from its competitors through the depth and integrity of its "clinical knowledge bases. HPR is currently marketing its CodeReview(R), Medicare CodeReview(TM), ProMatch(TM), Patterns Review(R), CRMS Fundamentals(TM), Episode Profiler(TM), Quality Profiler(TM), Referral Profiler(TM), Patterns Profiler(TM), HealthPlan Reporter(TM), Credentialer(TM), and CCMS Core(TM) products. HPR markets its products through a combination of a national direct sales force and third-party marketing agreements.

    The Company was incorporated on September 28, 1987 in Massachusetts under the name HPR, Inc. The Company re-incorporated in Delaware on December 20, 1991, under the name Health Payment Review, Inc. On July 24, 1995, the name of the
Company was changed to HPR Inc. Unless the context otherwise requires, references herein to the "Company" and "HPR" refer to HPR Inc., a Delaware corporation, its wholly-owned subsidiaries and HPR, Inc., its Massachusetts predecessor. On June 3, 1992, Concurrent Review Technology, Inc., a California corporation, was merged into the Company's wholly-owned subsidiary, Concurrent Review Technology, Inc., a Delaware corporation. On August 16, 1995 the Company established a wholly-owned subsidiary, HPR Securities Corp., a Massachusetts corporation. On April 30, 1996, the Company acquired The Integrity Group, Inc., an Alabama corporation, which became a wholly-owned subsidiary of HPR. On April 18, 1997 the Company established a wholly-owned subsidiary, HPR International, Inc., a Barbados corporation.


(2) Summary of Significant Accounting Policies

Principles of Consolidation

    The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Concurrent Review Technology, Inc., HPR Securities Corp., The Integrity Group, Inc., and HPR International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    Reclassification

    Certain   reclassifications   have  been  made  to  prior  year's  financial
statements to conform to the fiscal 1997 presentation.

Cash and Cash Equivalents

    The Company considers all highly liquid instruments purchased with original maturities of three months or less at the time of acquisition to be cash equivalents. Cash and cash equivalents include U.S. government obligations and U.S. government money market mutual funds used for temporary cash management purposes.

Investments in Marketable Securities

    In accordance with FAS 115, the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities which the Company has the intent or ability to hold to maturity are classified as held to maturity. The Company held no investments in equity securities at June 30, 1996 and 1997. Securities held to maturity are carried at amortized cost which approximates fair market value. At June 30, 1997 the Company had no investments that qualified as trading or available for sale. The Company classifies investments that mature greater than 12 months from the balance sheet date as long term investments.

Concentration of Credit Risk

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, investments, and accounts and contract receivables. The Company places its temporary cash investments in three financial institutions. The Company has not experienced any losses on these investments to date. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in the healthcare industry or by geographic area.

Property and Equipment

    Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over a two-to five year estimated useful life for all property and equipment with the exception of leasehold improvements, which are amortized over the shorter of the life of the improvement or the remaining life of the lease. Repairs and maintenance costs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Software Development Costs

    The Company capitalizes software costs for internally developed software in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." These costs relate primarily to the development of new products and extending existing applications to new markets or platforms using existing technologies and programming methods. All costs incurred to establish technological feasibility are charged to expenses as incurred. Internally developed software costs capitalized were $591,261, $366,332 and $1,025,009 for fiscal years 1995, 1996, and 1997, respectively. The capitalized costs are amortized on a straight-line basis over their estimated useful lives (typically three years), commencing when each product is available to the market. Amortization of these software development costs is included in costs of revenues. Amortization expense for computer software was $608,285, $578,125 and $550,782 during 1995, 1996, and 1997, respectively. Accumulated amortization of software development costs was $1,438,254, $2,016,379 and $2,567,161 at June 30, 1995, 1996, and
1997, respectively.
    The Company evaluates, on a quarterly basis, the recoverability of capitalized software costs on the basis of whether such costs are fully recoverable from projected undiscounted cash flows of individual products. In performing its evaluation, the Company must make estimates of anticipated future gross revenues as well as the remaining economic life of the product. It is reasonably possible that those estimates could be reduced in the near term as a result of items such as competitive pressures. As a result, the carrying amount of the capitalized software costs for a particular product line may be reduced materially in the near term.

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

    In fiscal 1995, the Company retroactively changed its method of recognizing renewal or recurring revenue from the recognition of the annual contract amount ratably over the renewal period to the recognition of the entire recurring amount on the contract anniversary date. The change was made in accordance with the Accounting Principles Board Opinion No. 20 in contemplation of an initial public distribution of the financial statements. The financial statements for all periods presented have been restated to reflect the change in accounting. The effect of the restatement was an increase to revenue of $1,703,000 for the year ended June 30, 1995. The effect of the restatement was an increase to net income and net income per share of $987,000 or $0.07.

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


(3) Line of Credit

    On February 1, 1997, the Company received an extension and modification of its revolving bank credit facility from $5,000,000 to $7,500,000 with an expiration date of December 30, 1997. The $7,500,000 bank line is an uncollateralized borrowing line. The current and prior agreements require the Company to achieve certain levels of tangible net worth and to maintain certain financial ratios. Borrowings under the new agreement bear interest at prime rate, 8.50% at June 30, 1997. During 1996 and 1997 the line of credit was unused; therefore, no interest was paid.

 (5) Property and Equipment

    Property and equipment, at cost, consist of the following:


                                                  June 30,
                                                -------------------------
                                                    1996         1997
                    Computer equipment.........  $1,272,852   $2,112,785
                    Computer software..........     367,643      455,918
                    Furniture and fixtures.....     612,366      646,034
                    Office equipment...........     323,081      436,047
                    Leasehold improvements.....     433,576      811,354
                                                    -------      -------
                                                  3,009,518    4,462,138
                    Less accumulated            (1,045,354)  (1,952,363)
                                                -----------  -----------
                    depreciation...............
                                                 $1,964,164   $2,509,775

Depreciation expense was $332,624, $675,967 and $917,190 in 1995, 1996, and
1997 respectively.


(6) Commitments and Contingencies

The Company has entered into operating leases of office facilities, which expire at various dates through 2003. Certain leases include renewal options and escalation clauses for increases in real estate taxes and operating expenses. Future minimum rental payments under the operating leases as of June 30, 1997 are as follows:

                                                    Minimum Lease
                                                     Payments Due
                             Year
                             1998                     $1,118,004
                             1999                      1,146,399
                             2000                      1,104,375
                             2001                      1,119,829
                             2002                      1,258,375
                             Thereafter                1,500,297

         Total  rent   expense   under   noncancelable   operating   leases  was
approximately  $437,000,  $667,000,  and $868,900  during 1995,  1996, and 1997, respectively.

     The Company's Executive Separation Benefits Plan provides for severance payments to be made to members of its senior management in the event of termination of the eligible employee's employment. The Plan provides for payment for up to 24 months of annual base salary upon termination by the Company for reasons other than disability or "good cause" as defined therein. The Company's Non-Executive Separation Benefits Plan for key contributors and other employees as defined therein provides for payment of up to six months annual base salary upon termination by the Company for reasons other than disability or "good cause" as defined.

    The Company has also entered into non-competition agreements with certain of its executive officers. These agreements provide that upon termination of such officer's employment by the Company, he or she will refrain for a period of up to 24 months, to be determined by the Company, from certain competitive activities with respect to the Company. If the Company exercises its option to restrain any such officer from competitive activity, it will pay such officer 33% of his or her monthly salary as of termination for each month for which the executive officer agrees to refrain from competing with the Company.

    The Company has third party royalty and marketing agreements for certain of its products. The agreements call for the payment of predetermined royalty amounts over the life of the Company's software license agreements with customers. All amounts due under such agreements have been accrued as of June 30, 1997.


(7) Income Taxes

     The Company follows SFAS No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the basis of assets and liabilities using statutory rates.

                                                     June 30,    June 30,
                                                       1996        1997
                  Gross deferred tax assets:
                  Reserves and certain accrued     $995,566   $1,197,630
                  expenses....................     --------   ----------
                                 Subtotal......     995,566    1,197,630
                  Gross deferred tax liabilities:
                  Property and equipment
                    depreciation..............      (13,762)     (20,537)
                  Deferred revenue............   (1,086,813)   (499,609)
                  Capitalized software
                    amortization..............     (351,729)    (538,253)
                         Other................      (10,286)        -
                                                    --------    ---------
                                 Subtotal.....   (1,462,590) (1,058,399)
                                                   ---------    ---------
                 Net deferred tax
                  (liability)/asset.              $(467,024)     $139,231
                                                  ==========     ========



    The provision for income taxes consists of the following:

                                                 Fiscal Year Ended June 30,
                                              1995          1996          1997
                                            ----------  ------------  --------
           Current:
                Federal...............    $2,845,133    $3,276,743    $4,540,134
                State.................       886,780       917,722     1,039,506
                                             -------       -------     ---------
                                           3,731,913     4,194,465     5,579,640
           Deferred
                Federal...............       285,285     (784,396)     (644,925)
                State.................        88,079     (242,175)        38,670
                                              ------     ---------        ------
                                             373,364   (1,026,571)     (606,255)
                                             -------   -----------     ---------
              Provision for income
               taxes..................    $4,105,277    $3,167,894    $4,973,385
                                           =========    ==========    ==========
                    .


    A reconciliation between the Company's effective rate and the U.S. statutory rate is as follows:


                                                            Fiscal Year Ended
                                                                 June 30,
                                                         1995     1996    1997
                                                       -------- --------------
                        U.S. statutory rate...........   34.0%   34.0%      35%
                        State taxes, net of federal        6.3     5.9      5.0
                        benefit.......................
                        Goodwill......................     0.5      --       --
                        Other.........................     0.5     2.1      2.3
                        Research and development credits  (0.9)     --       --
                        Federal rate differential.....      --      --     (0.8)
                        Acquisition of The Integrity        --    (0.8)      --
                          Group, Inc.                     -----   -----    -----
                                                          40.4%   41.2%    41.5%
                                                          =====   =====    =====

    Total tax payments made in the fiscal years ended June 30, 1995, 1996 and 1997 were $4,708,000, $3,187,000, and $3,390,000 respectively. In fiscal years ended June 30, 1996 and 1997, the Company recognized $351,900 and $2,948,300 of tax benefits associated with the exercise of employee stock options.


(8) Stockholders' Equity

Preferred Stock

    Holders of the Company's outstanding convertible preferred stock are entitled to convert each share into one share of common stock, subject to certain antidilutive adjustments. In the event of liquidation of the Company the holders of preferred stock are entitled to receive, before distribution to common stockholders, $1.02 per share. There were no outstanding shares of preferred stock as of June 30, 1997.

Treasury Stock

    During 1997, the Company retired 2,918,438 common stock shares held in treasury. The excess of cost over par value was charged proportionally to Additional Paid in Capital and Retained Earnings.

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

     1995 Stock Plan. The Company's 1995 Stock Plan (the "1995 Stock Plan") was approved by the Board of Directors on June 26, 1995, and by the Company's stockholders on July 20, 1995, and amended by the Board of Directors on July 22, 1996 and approved (as amended) by the Company's stockholders on November 1, 1996. The 1995 Stock Plan provides for the grant or award of stock options, restricted stock, stock appreciation rights and other performance awards which may or may not be denominated in shares of Common Stock or other securities (collectively, the "Awards"). Stock options granted under the 1995 Stock Plan may be either incentive stock options or non-qualified options. The purpose of the 1995 Stock Plan is to attract and retain outstanding employees through the incentives of stock ownership and monetary payments. Every regular full-time employee of the Company, including officers but excluding directors who are not officers, is eligible to receive awards.

    The 1995 Stock Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 1995 Stock Plan and approval by the Board of Directors, the Compensation Committee has the authority to designate participants, determine the types of Awards to be granted, the number of shares to be covered by each Award, the time at which each Award is exercisable or may be settled, the method of payment and any other terms and conditions of the Awards. All Awards are evidenced by an Award Agreement between the Company and the participant.

    While the Compensation Committee determines the prices at which options and other Awards may be exercised under the 1995 Stock Plan, the exercise price per share of an incentive stock option shall be at least 100% of the fair market value (as determined under the terms of the 1995 Stock Plan) of a share of Common Stock on the date of grant. The aggregate number of shares of Common Stock available for awards under the Plan is 2,035,000. The maximum term for Awards under the 1995 Stock Plan is ten years, and no Awards may be made under the 1995 Stock Plan after June 25, 2005.

    During 1996 employees of The Integrity Group, Inc. were granted options to purchase 8,254 shares of common stock at a price per share of $0.49 which was below the fair market value at the date of the grant. This discount from fair market value has been recorded as deferred compensation and charged to expense ratably over the four year vesting period of the options.

     1995 Eligible Directors Stock Plan. The Company's 1995 Eligible Directors Stock Plan (the "Directors Stock Plan") was approved by the Board of Directors on June 26, 1995, and by the Company's stockholders on July 20, 1995, and amended by the Board of Directors July 22, 1996 and approved (as amended) by the Company's stockholders on November 1, 1996. Under the Directors Stock Plan and subject to the approval by the Board of Directors, each director who is not an officer or employee of the Company or any subsidiary of the Company (an "outside director") will be granted, upon first being elected to the Board of Directors, an option to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of the grant. In addition, upon re-election, each outside director will be granted an option on the thirtieth day following the date of each annual meeting of stockholders to purchase 4,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. A total of 150,000 shares of Common Stock are available for awards under the Directors Stock Plan, as amended July 22, 1996 and approved by shareholders on November 1, 1996. The options granted under the Directors Stock Plan will vest in five equal annual installments commencing one year after the date of grant. The maximum term for Awards under the 1995 Eligible Directors Stock Plan is ten years, and no Awards may be made under the 1995 Stock Plan after June 25, 2005.

     As of June 30, 1997, the Company has reserved 3,345,000 shares of common stock for issuance under all of its stock option plans.

     A summary of the Company's stock option activity as of June 30, 1995, 1996 and 1997 is presented below.


                                  1995                          1996                          1997
                       ---------------------------    -------------------------    ---------------------------

                                          Weighted                     Weighted                        Weighted
                                           Average                      Average                         Average
                            Shares     Exercise Price     Shares     Exercise Price      Shares      Exercise Price

Outstanding at
  beginning of year...     2,363,166        $0.13      1,878,366         $2.51         1,502,553        $3.64
Granted                    1,105,700         3.80         68,256         14.17         1,034,400        14.33
Exercised                (1,465,000)         0.10      (441,941)          0.38         (325,180)         1.24
Expired                    (125,500)         0.18        (2,128)          1.07         (234,398)         9.21
                           ---------         ----        -------          ----         ---------         ----
Outstanding at end
  of year................  1,878,366        $2.51      1,502,553         $3.64         1,977,375        $8.95
                           =========        =====      =========         =====         =========        =====

Options exercisable
  at year-end...........     408,630        $0.18        543,469         $1.75           512,328        $3.25
Weighted-average
  fair value of
options
  granted during the
  year...................  1,105,700        $3.80         68,256        $14.17         1,034,400       $14.33


     The following table summarizes information about the Company's stock options plans at June 30, 1997:


                                    Options Outstanding                              Options Exercisable
                   -------------------------------------------------------    ----------------------------------

Range of           Shares            Weighted-Average                         Shares
Exercise           Outstanding at    Remaining           Weighted-Average     Exercisable        Weighted-Average
Prices             June 30, 1997     Contractual Life    Exercise Price       at June 30 , 1997  Exercise Price
------             -------------     ----------------    --------------       -----------------  --------------

$0.11 - $4.99          414,975              5.6                 $0.72              269,178             $0.57
$5.00 - $9.99          569,500              8.0                 $5.60              228,750             $5.60
$10.00 - $16.38        992,900              9.4                $16.10               14,400             $14.30


     In October of 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes of the financial statements. The Company adopted the disclosure provisions of SFAS 123 effective July 1, 1996 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options issued to employees at fair market value. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended June 30, 1996 and 1997 would have been adjusted to the pro forma amounts indicated below:

                                        1996                                       1997
                       ---------------------------------------    ---------------------------------------

                           As Reported           Pro Forma            As Reported            Pro Forma

Net income                 $4,521,863            $4,494,140            $7,010,653           $6,542,563
Net income per share          $0.29                $0.28                 $0.44                 $0.41



     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended June 30, 1996 and 1997:


                                    1996                1997
                                    ----                ----
Risk-free interest rate            5.47%                6.36%
Expected life                     5 years              5 years
Expected volatility                 50%                  50%
Dividend yield                       0%                  0%

     The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. Additional awards in future years are anticipated. SFAS 123 does not apply to awards prior to 1995.


(10) Employee Benefits

    The Health Payment Review, Inc. 401(k) Plan is a defined contribution plan available to substantially all of HPR's employees. The 401(k) Plan was established effective June 1, 1993 under section 401(k) of the Internal Revenue Code. Under the Plan, employees may make voluntary contributions based on a percentage of their pretax earnings. HPR contributions to the Plan are established each year at the discretion of the Board of Directors. No Company contributions were made to the Plan in fiscal 1995, 1996, and 1997. The Company paid administrative costs on behalf of the Plan of $6,500, $12,500, and $15,000 in fiscal 1995, 1996 and 1997, respectively.


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

     TIG was a Subchapter S corporation for income tax purposes and, therefore, did not pay U.S. federal income taxes. TIG has been included in the Company's U.S. federal income tax return effective April 30, 1996.


(12)      Recent Accounting Pronouncements

         The FASB issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary EPS. Upon adoption of this standard for the fiscal period ending June 30, 1998, the Company will be required to disclose either basic EPS or both basic and dilutive EPS. The principal difference being that common stock equivalents would not be considered in the computation of basic EPS. The impact of adoption of SFAS 128 has not yet been determined.

         The FASB recently issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, the Statement requires that an amount representing total comprehensive income be reported. Comprehensive income components include: unrealized gains and losses on available-for-sale investments in debt and equity securities, foreign currency translation adjustments, and minimum pension liability adjustments. The Statement will become effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company does not believe that this will have a material impact on the results of operations.

         In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company does not believe that this statement will have an impact on the presentation of the financial statements and the disclosures therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                                      PART II

Item 10.   Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference to the section entitled "Election of Directors" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 1997, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates. Certain information concerning the registrant's executive officers is included under the caption "Executive Officers of the Registrant" at pages 14-15 following Part I, Item 1 of this report.

Item 11.   Executive Compensation

     The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 1997, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the section entitled "Voting Securities" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 1997, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

Item 13.   Certain Relationships and Related Transactions

    The information required by this item is incorporated herein by reference to the section "Compensation Committee Interlocks, Insider Participation and Certain Transactions" included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 1997, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    a.   (1)  Financial Statements

                  All financial statements are included in Item 8 hereof.

    a.   (2) Financial Statement Schedules

                  None

    a.   (3) Exhibits

            Exhibit
            Number                             Description of Document

          3.1*      --  Amended and Restated Certificate of Incorporation of the Company
                        approved by the directors of the Company on June 26, 1995, as adopted by the stockholders on July 20, 1995.
          3.2*      --  By-laws of the Company, as amended effective on August 16, 1995.
          4.1*      --  Article Fourth of the Certificate of Incorporation of the Company
                        (included in Exhibit 3.1).
          10.1*     --  Lease dated June 2, 1995, between Riverview Building Combined Limited
                        Partnership and the Company, for premises located at the Riverview
                        Complex, 245 First Street, Cambridge, Massachusetts.
          10.2          -- The Company's  1991 Stock Plan, as amended  effective
                        November  1, 1996,  and  related  forms of stock  option agreements.
          10.3          -- The Company's  1995 Stock Plan, as amended  effective November  1, 1996,  and  related  forms of stock option agreements.
          10.4          -- The Company's 1995 Eligible  Directors Stock Plan, as amended effective  November 1, 1996, and related form of stock option agreement.
          10.5*     --  Software Development and License Agreement between the Company and
                        Caterpillar, Inc. dated August 15, 1988.
          10.6*+    --  Product License Agreement between the Company and Symmetry Health Data
                        Systems, Inc. dated as of November 17, 1994, as amended.
          10.7*     --  Stock Purchase Agreement for shares of Series A Convertible Preferred
                        Stock purchased by Greylock Limited Partnership dated December 20, 1991, as amended on June 26, 1995.
          10.8*     --  Stock Purchase Agreements for shares of Series A Convertible Preferred
                        Stock purchased by Marcia J. Radosevich dated October 7, 1992 and November 2, 1992.
          10.9*     --  Registration  Rights  Agreement  dated  as of June 3,  1992.
          10.10*    --  Noncompetition  Agreement between the Company and Dr. Robert D.Hertenstein, dated April 13, 1992, as amended on June 2, 1995.
          10.11*    --  Letter Agreement between the Company and Marcia J. Radosevich dated
                        December 6, 1989, as amended on June 26, 1995.
          10.12*    --  Letter Agreement between the Company and Douglas R. Percy dated April 22, 1992.
          10.13*    --  Letter Agreement between the Company and Thomas M. McNamara dated November 2,1992.
          10.14*    --  Agreement Pertaining to Certain Activities between the Company and Marcia J.Radosevich dated December 20,
                        1991.
          10.15*    --  Noncompetition agreements with Douglas R. Percy, Brian D. Cahill,Thomas M.
                        McNamara, Lawrence G. Miller, Steven J. Rosenberg and James B. Stowe.
          10.16*    --  Consulting Agreement between the Company and Richard H. Egdahl dated
                        January 1, 1992, as amended on June 26, 1995.
          10.17*    --  Form of Indemnification Agreement between the Company and its directors and executive officers
          10.18     --  Sublease dated April 17, 1997 between Open Market and the  Company,  for  premises  located  at the
                        Riverview Complex, 245 First Street, Cambridge,Massachusettes.
          10.19     --  Lease dated April 17, 1997 between Beacon Management and the  Company,  for  premises  located  at the
                        Riverview Complex, 245 First Street, Cambridge, Massachusettes.
          10.20     --  Executive Separation Benefits Plan dated January 1, 1997
          10.21     --  Non-Executive Separation Benefits Plan effective as of January 1, 1997
          10.22     --  Director Termination Benefits Plan effective as of January 1, 1997
          10.23     --  Second Amendment to Product License Agreement with Symmetry Health Data
                        Systems, Inc. dated December 12, 1996.
          11.1      --  Statement re computation of earnings per share.

          21.1      -- Subsidiaries of the Company.
          23.1      -  Consent of Coopers & Lybrand L.L.P., independent accountants
          27.1         Financial Data Schedule



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


b.    Reports on Form 8-K

    None.




                                                    SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, Section 13 or 15(d), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     HPR  INC.


Dated:  August 21, 1997                By:    /s/ Marcia J. Radosevich
                                                ------------------------
                                       Marcia J. Radosevich
                                       Chairman  of the Board,  Chief  Executive
                                       Officer  and  President




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on the 21st day of August, 1997.


                      Signature                                      Title

/s/ Marcia J. Radosevich                Chairman of the Board, Chief Executive
(Marcia J. Radosevich)                  Officer, President and Director
                                        (Principal Executive Officer)


/s/ Brian D. Cahill                     Chief Operating Officer, Chief Financial
(Brian D. Cahill)                       Officer, and Vice President, Corporate
(Principal Financial and Accounting     Finance and Planning
Officer)



/s/ Richard H. Egdahl                   Vice Chairman of the Board and Director
(Richard H. Egdahl)



/s/ Harris A. Berman                                          Director
(Harris A. Berman)



/s/ Howard E. Cox, Jr.                                        Director
(Howard E. Cox, Jr.)



/s/ William G. Nelson                                         Director
(William G. Nelson)