Form 10-K/A
period 1997-06-30
HPR INC
filed 1997-09-08
CIK 947482

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------

                                    FORM 10-K/A


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

- - Quality Profiler

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

- - Referral Profiler

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


- - Patterns Profiler

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


- - HealthPlan Reporter

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

- - CRMS Fundamentals

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




- - Credentialer

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

Executive Officers of the Registrant

    The executive officers of the Company, and their ages as of July 31, 1997, are as follows:

                Name           Age                    Position
 Marcia J. Radosevich,Ph.D      44   Chairman of the Board, Chief Executive
                                     Officer, President
 Brian D. Cahill                39   Chief Operating Officer and Chief Financial
                                     Officer
 George A. Abatjoglou           27   Treasurer and Controller
 Paul W. Brient                 29   Vice President, Product Marketing
 Andrew C. Garling, M.D.        52   Vice President, Clinical Affairs
 Joseph K. Jaeger               38   Vice President, Sales
 Matthew Ricketson              39   Vice President, Professional Services
 Steven J. Rosenberg            41   Senior Vice President,Software Development
                                     and Services
 Thomas L. Saltonstall          49   Vice President, Human Resources and
                                     Corporate Administration
 James B. Stowe                 48   Vice President, Marketing
- --------------------------------------------------------------------------------




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







                                                        COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
August 1, 1997

                                    HPR Inc.

                           CONSOLIDATED BALANCE SHEETS


                                                                      June 30,
                                                             ---------------------------

                                                            1996            1997
                                                        ------------    ------------

ASSETS:
Current Assets:
  Cash and cash equivalents (Note 2) ................   $  8,479,122    $ 13,943,693
  Investments in marketable securities  .............      9,016,146      10,842,696
  Accounts receivable, net of allowances for doubtful
    accounts of $603,000 and $651,500 for 1996 and ..      4,491,065       6,952,573
    1997
  Contract receivables ..............................      3,142,680       6,890,342
  Deferred income taxes (Note 6) ....................        415,149         698,022
  Prepaid expenses and other current assets .........        727,044       1,257,276
                                                        ------------    ------------
         Total current assets .......................     26,271,206      40,584,602
Investments in marketable securities ................      5,394,340       2,984,465
Property and equipment, net (Note 4) ................      1,964,164       2,509,775
Software development costs, net (Note 2) ............        873,427       1,347,654
Other assets ........................................        100,332         104,570
                                                        ------------    ------------
         Total assets ...............................   $ 34,603,469    $ 47,531,066
                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable ..................................   $    607,259    $    749,138
  Accrued royalties .................................        456,521       1,025,979
  Accrued expenses ..................................        581,524       1,181,450
  Accrued support costs .............................      1,425,191       1,792,584
  Accrued employee compensation and benefits ........      1,323,973       2,247,295
  Deferred revenue ..................................        698,029       1,498,147
  Income taxes payable ..............................        438,758            --
  Sales taxes payable ...............................        275,022         209,067
                                                        ------------    ------------
         Total current liabilities ..................      5,806,277       8,703,660
Deferred income taxes (Note 6) ......................        882,173         558,791
                                                        ------------    ------------
         Total liabilities ..........................      6,688,450       9,262,451
                                                        ------------    ------------
Commitments and contingencies (Note 5)
Stockholders' Equity:
  Convertible preferred stock, par value $0.10,
    3,000,000 shares authorized; zero shares
    outstanding at June 30, 1996 and 1997.............            --              --
Common stock, par value $0.01, 35,000,000 shares
    authorized; 17,918,625 and 15,325,303 shares
    issued and 15,012,375 and 15,325,303 shares
    outstanding at June 30, 1996 and 1997, respectively      179,185         153,253
  Additional paid-in capital ........................     15,972,680      18,335,055
  Less treasury stock, at cost: 2,906,250 and zero
    shares at June 30,1996 and 1997, respectively ..     (2,843,900)           --
  Retained earnings .................................     14,607,054      19,780,307
                                                        ------------    ------------
         Total stockholders' equity .................     27,915,019      38,268,615
                                                        ------------    ------------
         Total liabilities and stockholders' equity .   $ 34,603,469    $ 47,531,066
                                                        ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.





                                                     HPR Inc.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Fiscal Year Ended June 30,
                                          1995          1996           1997
                                     ------------- -------------  ---------

Revenues.........................     $18,263,831    $28,310,272   $39,101,380
Expenses:
  Cost of revenues...............       4,234,427      7,348,354     7,900,286
  Marketing and sales............       4,664,362      6,328,282     8,672,199
  Research and development.......       3,257,268      3,891,381     7,010,839
  General and administrative.....       2,036,644      3,594,331     4,774,084
  Cost of acquisition (Note 10) .              --        335,544            --
                                               --        -------            --
Total expenses...................      14,192,701     21,497,892    28,357,408
                                       ----------     ----------    ----------
Operating income.................       4,071,130      6,812,380    10,743,972
Interest income (expense), net...         301,412        877,377     1,240,066
Gain on settlement of litigation
  (Note 9)......................       5,800,223             --            --
                                        ---------             --            --
Income before provision for income
  taxes..........................      10,172,765      7,689,757    11,984,038
Provision for income taxes.......       4,105,277      3,167,894     4,973,385
                                        ---------      ---------     ---------
Net income.......................      $6,067,488     $4,521,863    $7,010,653
                                       ==========     ==========    ==========

Net income per share.............           $0.43          $0.29         $0.44
Weighted average common shares and
  equivalents (1)................      14,175,000     15,840,000    16,103,000


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



                                                     HPR Inc.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Fiscal Year Ended June 30,
                                           1995          1996          1997
                                       ------------  ------------  --------

Cash flows from operating activities:
  Net income........................     $6,067,488    $4,521,863    $7,010,653
  Adjustments to reconcile net
income to
     cash provided by operating
activities:
     Depreciation and amortization..      1,074,491     1,254,119     1,467,972
     Provision for doubtful accounts        210,000       321,302       425,000
     Loss on disposal of equipment..        124,488            --            --
     Amortization of discount on
       investments..................             --     (114,242)     (203,353)
  Change in operating assets and
     liabilities:
     Accounts receivable............    (1,867,568)   (1,785,004)   (6,634,170)
     Prepaid expenses...............      (970,859)       490,502     (530,232)
     Other assets...................         76,191            --       (4,238)
     Accounts payable and other
     accrued  liabilities...........      1,130,196       322,411     2,601,978
     Sales taxes payable............      (123,944)       128,403      (65,955)
     Deferred revenue...............       (62,258)      (90,895)       800,118
     Deferred income taxes..........        373,364   (1,026,570)     (606,255)
     Income taxes payable...........      (705,401)       438,758     (438,758)
                                          ---------       -------     ---------
       Net cash provided by operating
          activities................      5,326,188     4,460,647     3,822,760
                                          ---------     ---------     ---------
Cash flows for investing activities:
  Capitalized software development
     costs..........................      (591,261)     (366,332)   (1,025,009)
  Capital expenditures..............      (664,330)   (1,732,624)   (1,462,801)
  Sale of marketable securities.....             --    15,276,906    18,763,596
  Purchase of marketable securities.             --  (29,573,130)  (17,976,918)
                                                 --  ------------  ------------
       Net cash used in investing
          activities................    (1,255,591)  (16,395,180)   (1,701,132)
                                        -----------  ------------   -----------
Cash flows from financing
  activities:
  Proceeds from initial public
     offering.......................             --     8,013,348            --
  Expenses related to initial public
     offering.......................             --     (858,896)            --
  Proceeds from second public
     offering.......................             --     4,648,431            --
  Expenses related to second public
     offering.......................             --     (424,420)            --
  Proceeds from sale of common stock         16,250            --            --
  Proceeds from exercise of stock
     options........................        142,530       169,052       402,601
  Payments to acquire treasury stock             --            --       (7,922)
  Payments on long-term debt........       (91,860)            --            --
  Tax benefits from exercise of stock
       options......................             --       351,885     2,948,264
                                                 --       -------     ---------
       Net cash provided by
          financing activities......         66,920    11,899,400     3,342,943
                                             ------    ----------     ---------
Net increase (decrease) in cash and
cash equivalents....................      4,137,517      (35,133)     5,464,571
                                          ---------      --------     ---------

Cash and cash equivalents, beginning
of period............................      4,348,545     8,486,062    8,479,122

Cash and cash equivalents provided
by the  acquisition of The Integrity
Group, Inc. ........................             --        28,193            --
Adjusted cash and cash equivalents,
  beginning of period...............      4,348,545     8,514,255     8,479,122
                                          ---------     ---------     ---------
Cash and cash equivalents, end of
  period............................     $8,486,062    $8,479,122   $13,943,693
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

 (4) Property and Equipment

    Property and equipment, at cost, consist of the following:


                                                  June 30,
                                                -------------------------
                                                    1996         1997
                    Computer equipment.........  $1,272,852   $2,112,785
                    Computer software..........     367,643      455,918
                    Furniture and fixtures.....     612,366      646,034
                    Office equipment...........     323,081      436,047
                    Leasehold improvements.....     433,576      811,354
                                                    -------      -------
                                                  3,009,518    4,462,138
                    Less accumulated            (1,045,354)  (1,952,363)
                    depreciation............... -----------  -----------
                                                 $1,964,164   $2,509,775

Depreciation expense was $332,624, $675,967 and $917,190 in 1995, 1996, and
1997 respectively.


(5) Commitments and Contingencies

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


(6) Income Taxes

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


(7) Stockholders' Equity

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

Treasury Stock

    During 1997, the Company retired 2,918,502 common stock shares held in treasury. The excess of cost over par value was charged proportionally to Additional Paid in Capital and Retained Earnings.

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

     As of June 30, 1997, the Company has reserved 3,345,000 shares of common stock for issuance under all of its stock option plans.

     A summary of the Company's stock option activity as of June 30, 1995, 1996 and 1997 is presented below.


                                  1995                          1996                          1997
                       ---------------------------    -------------------------    ---------------------------

                                          Weighted                     Weighted                        Weighted
                                           Average                      Average                         Average
                            Shares     Exercise Price     Shares     Exercise Price      Shares      Exercise Price

Outstanding at
  beginning of year...     2,363,166        $0.13      1,878,366         $2.51         1,502,553        $3.64
Granted                    1,105,700         3.80         68,256         14.17         1,034,400        14.33
Exercised                (1,465,000)         0.10      (441,941)          0.38         (325,180)         1.24
Expired                    (125,500)         0.18        (2,128)          1.07         (234,398)         9.21
                           ---------         ----        -------          ----         ---------         ----
Outstanding at end
  of year................  1,878,366        $2.51      1,502,553         $3.64         1,977,375        $8.95
                           =========        =====      =========         =====         =========        =====

Options exercisable
  at year-end...........     408,630        $0.18        543,469         $1.75           512,328        $3.25
Weighted-average
  fair value of
options
  granted during the
  year...................  1,105,700        $3.80         68,256        $14.17         1,034,400       $14.33


     The following table summarizes information about the Company's stock options plans at June 30, 1997:


                                    Options Outstanding                              Options Exercisable
                   -------------------------------------------------------    ----------------------------------

Range of           Shares            Weighted-Average                         Shares
Exercise           Outstanding at    Remaining           Weighted-Average     Exercisable        Weighted-Average
Prices             June 30, 1997     Contractual Life    Exercise Price       at June 30 , 1997  Exercise Price
- ------             -------------     ----------------    --------------       -----------------  --------------

$0.11 - $4.99          414,975              5.6                 $0.72              269,178             $0.57
$5.00 - $9.99          569,500              8.0                 $5.60              228,750             $5.60
$10.00 - $16.38        992,900              9.4                $16.10               14,400             $14.30


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


(8) Employee Benefits

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


(9) Legal Proceedings

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

(10)      Acquisitions

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


(11)      Recent Accounting Pronouncements

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

          21.1      -- Subsidiaries of the Company.
          23.1      -- Consent of Coopers & Lybrand L.L.P., independent accountants
          27.1      -- Financial Data Schedule



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



    Management Contracts and Compensatory Plans

          Exhibit        Description of Document
          Number
          10.2      -- The Company's 1991 Stock Plan
          10.3      -- The Company's 1995 Stock Plan
          10.4      -- The Company's 1995 Eligible Directors Stock Plan
          10.11*    -- Letter Agreement between the Company and Marcia J. Radosevich
          10.12*    -- Letter Agreement between the Company and Douglas R. Percy
          10.13*    -- Letter Agreement between the Company and Thomas R. McNamara
          10.14*    -- Agreement pertaining to Certain Activities between the Company and Marcia J. Radosevich
          10.15*    -- Noncompetition agreements with Douglas R. Percy, Brian D. Cahill, Thomas M. McNamara,
                        Lawrence G. Miller, Steven J. Rosenberg and James B. Stowe
          10.16*    -- Consulting Agreement between the Company and Richard H. Egdahl dated January 1, 1992, as amended on June 26, 1995
          10.17*    -- Form of Indemnification Agreement between the Company and its directors and executive officers
          10.20     -- Executive Separation Benefits Plan dated January 1, 1997
          10.21     -- Non-Executive Separation Benefits Plan effective as of January 1, 1997
          10.22     -- Director Termination Benefits Plan effective as of January 1, 1997


* Incorporated by reference from the Company's registration statement on Form S-1 No. 33-94132 filed with the Securities and Exchange Commission on June 30, 1995, as amended on July 25, August 1 and August 7, 1995.


b.    Reports on Form 8-K

    None.




                                                    SIGNATURES


     Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,
Section 13 or 15(d), the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     HPR  INC.


Dated:  September 4, 1997                By:    /s/ Brian D. Cahill
                                                ------------------------
                                       Brian D. Cahill
                                       Chief  Operating Officer and Chief
                                       Financial Officer