Form 10-Q
period 1997-09-30
HPR INC
filed 1997-11-12
CIK 947482

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                               __________________

                                    FORM 10-Q


(Mark One)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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



Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ___

As of October 31, 1997, there were 15,387,719 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding.




                                                        5
                                    HPR INC.
             Form 10-Q for the Three Months Ended September 30, 1997



                                Table of Contents

                                                                     Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets as of
         September 30, 1997 and June 30, 1997 . . . . . . . . . . .     3

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 1997 and 1996 .. . . . . . . .      4

         Consolidated Statements of Cash Flows for the Three
         Months Ended September 30, 1997 and 1996. . . . . . . . .      5

         Notes to Interim Consolidated Financial Statements. . . .      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation     . . . . .     8





                           PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . .. .14

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . .    15

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   16

Signatures                 . . . . . . . . . . . . . . . . . . . . . .  18





PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                    HPR Inc.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                            September 30,        June 30,
                                                                                     1997            1997

ASSETS:
Current Assets:
  Cash and cash equivalents ..............................................   $  7,410,152    $ 13,943,693
  Investments in marketable securities ...................................     14,095,815      10,842,696
  Accounts receivable, net of allowances for doubtful
     accounts of $608,000 and $651,500 for September
     30, 1997 and June 30, 1997, respectively ............................      5,804,276       6,952,573
  Contract receivables ...................................................      7,767,721       6,890,342
  Deferred income taxes ..................................................        698,022         698,022
  Prepaid expenses and other current assets ..............................      1,458,593       1,257,276
         Total current assets ............................................     37,234,579      40,584,602
Investments in marketable securities, long term...........................      5,582,122       2,984,465
Property and equipment, net ..............................................      2,602,666       2,509,775
Software development costs, net ..........................................      1,611,818       1,347,654
Other assets .............................................................        177,785         104,570
         Total assets ....................................................   $ 47,208,970    $ 47,531,066
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable .......................................................   $  1,085,776    $    749,138
  Accrued royalties ......................................................      1,017,798       1,025,979
  Accrued expenses .......................................................        985,809       1,181,450
  Accrued support costs ..................................................      1,875,391       1,792,584
  Accrued employee compensation and benefits .............................      1,252,835       2,247,295
  Deferred revenue .......................................................        913,467       1,498,147
  Income taxes payable ...................................................         99,250            --
  Sales taxes payable ....................................................        114,419         209,067
         Total current liabilities .......................................      7,344,745       8,703,660
Deferred income taxes ....................................................        558,791         558,791
         Total liabilities ...............................................      7,903,536       9,262,451

Stockholders' Equity:
  Convertible preferred stock, par value $0.10,
    3,000,000 shares authorized; zero shares
    outstanding at September 30, 1997 and
    June 30, 1997, respectively ..........................................           --              --
  Common stock, par value $0.01, 35,000,000 shares
    authorized; 15,352,722 and 15,325,303 shares
    issued and outstanding at September 30, 1997 and
    June 30, 1997, respectively...........................................        153,527         153,253
  Additional paid-in capital .............................................     18,450,740      18,335,055
  Unrealized net losses on investments ...................................        (77,777)           --
  Retained earnings ......................................................     20,778,944      19,780,307
         Total stockholders' equity ......................................     39,305,434      38,268,615
         Total liabilities and stockholders' equity ......................   $ 47,208,970    $ 47,531,066




     The accompanying notes are an integral part of the consolidated financial statements.


                                    HPR Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                             Three Months Ended September 30

                                                                          1997          1996

Revenues .......................................................   $ 9,300,228   $ 7,070,994
Expenses:
  Cost of revenues .............................................     2,242,771     1,640,030
  Marketing and sales ..........................................     2,213,515     1,586,588
  Research and development .....................................     1,620,086     1,530,969
  General and administrative ...................................     1,207,775     1,015,812
  Cost of Acquisition ..........................................       670,726            --

Total expenses .................................................     7,954,873     5,773,399
Operating income ...............................................     1,345,355     1,297,595
Interest income, net ...........................................       361,891       301,418
Income before provision for
income taxes ...................................................     1,707,246     1,599,013
Provision for income taxes .....................................       708,609       663,591
Net income .....................................................   $   998,637   $   935,422
Net income per share ...........................................   $      0.06   $      0.06
Weighted average common shares
and equivalents ................................................    16,324,000    16,098,000







     The accompanying notes are an integral part of the consolidated financial statements.


                                                 HPR Inc.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)

                                                                                     Three Months Ended September 30,

                                                                                                 1997            1996

Cash flows from (for) operating activities:
  Net income .........................................................................   $    998,637    $    935,422
  Adjustments to reconcile net income to
     cash provided by (used in) operating
     activities:
     Depreciation and amortization ...................................................        344,118         351,849
     Provision for doubtful accounts .................................................           --           125,000
     Loss on disposal of equipment ...................................................           --             2,565
     Amortization of discount on
       investments ...................................................................       (129,029)        (27,630)
  Change in operating assets and
     liabilities:
     Accounts and contract receivables ...............................................        270,918        (652,560)
     Prepaid expenses and other current assets .......................................       (201,317)       (577,375)
     Other assets ....................................................................        (73,215)         (3,977)
     Accounts payable and other accrued
       liabilities ...................................................................       (778,837)         23,362
     Sales taxes payable .............................................................        (94,648)       (151,939)
     Deferred revenue ................................................................       (584,680)       (468,161)
     Income taxes payable ............................................................         99,250        (438,758)
                                                                                         ------------    ------------
       Net cash used in
          operating activities .......................................................       (148,803)       (882,202)
                                                                                         ------------    ------------
Cash flows from (for) investing activities:
  Capitalized software development
     costs ...........................................................................       (347,207)       (131,847)
   Proceeds from disposal of fixed assets ............................................           --            15,903
  Capital expenditures ...............................................................       (353,966)       (202,912)
  Sale of marketable securities ......................................................      5,400,000       2,500,000
  Purchase of marketable securities ..................................................    (11,199,524)     (2,165,680)
                                                                                         ------------    ------------
       Net cash provided by (used in)
         investing activities ........................................................     (6,500,697)         15,464
                                                                                         ------------    ------------
Cash flows from (for) financing
  activities:
  Proceeds from exercise of stock
     options .........................................................................        115,959          89,247
  Payments to acquire treasury stock .................................................           --            (4,875)
                                                                                         ------------    ------------
       Net cash provided by financing
          activities .................................................................        115,959          84,372
                                                                                         ------------    ------------
Net decrease in cash and cash
  equivalents ........................................................................     (6,533,541)       (782,366)
                                                                                         ------------    ------------
Cash and cash equivalents, beginning of
  period .............................................................................     13,943,693       8,479,122
                                                                                         ------------    ------------
Cash and cash equivalents, end of
  period .............................................................................   $  7,410,152    $  7,696,756
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


(2)  Summary of Significant Accounting Policies

     Accounting

     The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. These statements include the accounts of HPR and its subsidiaries. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1997 and 1996, respectively.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1997, which are contained in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 8, 1997.


 (3)  Investment in Marketable Securities

     In accordance with FAS 115, management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. On July 1, 1997, the Company transferred all of its debt securities from the held to maturity classification to available for sale. At the date of the transfer, the Company recorded its investments at fair value and recognized the unrealized holding loss as a separate component of stockholders' equity. Any subsequent changes in fair value have been recorded as a separate component of stockholders' equity. The Company holds no investments in equity securities at September 30, 1997 and June 30, 1997.


(4)  Merger

     On September 29, 1997 the Company announced that it had signed a definitive agreement to be acquired by HBO & Company ("HBOC"). Pursuant to the Agreement of Merger dated September 27, 1997 (the "Merger Agreement"), the Company will merge into a wholly-owned subsidiary of HBOC and each outstanding share of common stock of the Company will be converted into the right to receive six-tenths (0.6) of a share of common stock of HBOC (all such actions collectively, the "Merger"). All outstanding options to purchase the Company's common stock will be assumed by HBOC and will become options to purchase shares of HBOC common stock. The transaction is intended to be accounted for as a pooling of interests and to qualify as a tax-free reorganization. The Merger has been approved by the Boards of Directors of the Company and HBOC, but is still subject to various conditions, including regulatory review and approval, stockholder approval and other conditions to closing. A proxy statement of the Company and a prospectus of HBOC will be delivered to the stockholders of the Company in connection with the special meeting of stockholders of the Company to vote on the Merger.

     Pursuant to Section 10.1 of the Merger Agreement, the Merger Agreement may be terminated by either party under certain circumstances. The Company has agreed that if the Merger Agreement is terminated by the Board of Directors of the Company in the exercise of its good faith determination as to its fiduciary duties to the Company's stockholders imposed by law that such termination is required, the Company will pay HBOC (i) a fee in the amount of $10,000,000 and (ii) the amount of HBOC's reasonable costs and expenses in connection with the negotiation and performance of the Merger Agreement. Payment of the foregoing amounts shall not be in lieu of damages incurred if the Company breaches certain covenants in the Merger Agreement.




(5)   New Accounting Pronouncement

     In February 1997, the FASB issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary EPS. Upon adoption of this standard for the period ending December 31, 1997, the Company will be required to disclose either basic EPS or both basic and dilutive EPS, the principal difference being that common stock equivalents would not be considered in the computation of basic EPS. Basic EPS for the Company would have been $0.07 and $0.05 for the quarter ended September 30, 1997 and September 30, 1996, respectively. The impact of SFAS No. 128 on the calculation of diluted EPS is not expected to be materially different than primary EPS.



Item 2.

          Management's Discussion And Analysis of Financial Condition
                           and Results of Operations



See Risk Factors Relating to Forward-Looking Statements at the end of this item.

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

Revenues

     Total revenues for the three months ended September 30, 1997 increased 31.5% to $9,300,000 from $7,071,000 for the same period in 1996. The
     Company attributed the growth in revenues to new license activity associated with existing products within the Clinical Payment Management System (CPMS) and Clinical Resource Management System (CRMS) product lines, as well as revenues generated from two new products released in the first quarter of fiscal 1998. During the first quarter CRMS Fundamentals, a client server software application that generates per-member-per month
     (PMPM) and rates-per-1000 reports was released to the market, as well as the CCMS Core application, which is the first in a suite of Clinical Care Management System products.

Cost of Revenues

     Cost of revenues for the three months ended September 30, 1997 increased 36.8% to $2,243,000 or 24.1% of revenues from $1,640,000 or 23.2% of revenues during the same three month period a year ago. The increase in expense was due primarily to personnel growth in the customer support function necessary to support a product line which has increased in number to twelve, covering three distinct product families. In addition, the Company recognized incremental costs for co-development partner royalty payments associated with the release of CCMS Core. Both of these factors are the result of an increase in the Company's product offerings as well as an increase in the Company's number of customers from the same period last year. The Company expects cost of revenues to remain relatively constant, or increase slightly, as a percentage of revenues for the foreseeable future.

Marketing and Sales

     Marketing and sales expenses increased 39.5% to $2,214,000 from $1,587,000 for the three months ended September 30, 1997 versus the same period one year earlier. As a percentage of revenues, marketing and sales expenses increased to 23.8% from 22.4% for the three months ended September 30, 1997 and 1996, respectively. The Company has continued to expand its sales force in response to increased demand for its products. The increase in the size of the sales force, along with the addition of new product lines in the past year, were strong contributing factors to the increase in the Company's overall revenues for the quarter. The Company expects to continue its investment in marketing and sales in line with demand for its products and as a result the Company expects marketing and sales expenses to remain constant or increase slightly as a percentage of sales.

Research and Development

     Research and development expenses increased to $1,620,000 or 17.4% of revenues for the three months ended September 30, 1997 from $1,531,000 or 21.7% of revenues for the same period in the prior year. During the three month period ending September 30, 1997, the Company capitalized software development expenditures in an amount equal to 18% of total research and development costs which compares with a capitalization rate of 8% for the three month period ended September 30, 1996. The increase in research and development expenditures resulted from efforts to successfully bring CCMS Core and CRMS Fundamentals to market in the first quarter of fiscal 1998. As recently released products mature in their development life cycles, and work continues on the CCMS product line offerings, the Company expects that research and development expenses as a percentage of revenues will remain substantially the same, or decrease slightly, for the foreseeable future.

General and Administrative

     General and administrative expenses for the three months ended September 30, 1997 increased to $1,879,000 or 20.2% of revenue from $1,016,000 or
     14.4% for the same period in the prior year. The current period's expenses include $670,000 of incremental costs incurred by the Company related to its proposed merger with HBO & Company. Excluding these incremental costs, general and administrative expenses decreased as a percentage of revenues to 13.0% for the current period. The increased expenditures quarter over quarter, excluding merger related costs, are primarily the result of an increase in costs associated with the recruiting and hiring of new employees in the first quarter of fiscal 1998. It is believed that as revenues continue to increase, general and administrative expenses (excluding expenses related to the proposed merger) will remain substantially the same, or decrease slightly, as a percentage of revenues for the foreseeable future.

Net Interest

     Interest income increased to $362,000 from $301,000 for the three months ended September 30, 1997 compared with the prior year. The increase was due to the interest earned on the cash balances the Company generated from operations during the twelve months ended September 30, 1997.

Liquidity and Capital Resources

     The Company's working capital as of September 30, 1997 of $29,890,000 decreased compared with $31,881,000 in working capital as of June 30, 1997. The change was mainly due to the maturing of current investments in marketable securities, which were reinvested in securities with longer maturity periods.

     The Company believes that available funds, cash generated from operations and an available unused line of credit of $7,500,000 will be sufficient to meet the Company's operating and capital requirements, assuming no change in the operations of the Company's business, for the foreseeable future.


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

  Announcement of the Proposed Combination with HBOC.

     Various risks related to the announcement of the proposed Merger with HBOC could have a material adverse effect on the Company's results of operations, financial condition or business. Among other things, there can be no assurance customers of the Company will continue their current or historical licensing patterns without regard to the proposed Merger, or that certain customers will not defer licensing decisions as they evaluate, among other things, the proposed Merger, or that certain existing and prospective customers will not decide to license products from the
     Company's  competitors  instead of licensing  the Company's  products.  The
     Company's continued success depends to a significant degree upon the continuing contribution of key employees in management, development, sales, technical support and administration. Existing employees are likely to have uncertainty as to their future roles within HBOC. Persons being recruited for positions in the Company may have similar uncertainty and defer or reverse decisions to become employed by the Company. In addition, competitors of the Company may use this uncertainty to attempt to recruit such employees or prospective employees and make it more difficult for the Company to retain and attract key employees. If the Merger is not consummated, the foregoing factors could have a material adverse effect on the Company's results of operations, financial condition or business. In addition, the Company expects to incur significant expenses in connection with the proposed Merger, whether or not it is consummated. If the Merger is not consummated, such expenses, which may include the expenses of HBOC and the "break-up" fee described under "Merger" above, could have a material adverse effect on the Company's results of operations.

     If the proposed Merger occurs, each share of the Company's common stock outstanding at the time of the Merger will be converted into the right to receive 0.6 of a share (the "Exchange Ratio") of HBOC common stock. Because the Exchange Ratio is fixed, it will not increase or decrease due to fluctuations in the market price of either HBOC or the Company's common stock. However, because the Exchange Ratio is fixed, the market price of the Company's common stock will likely move in the same general direction as does HBOC's stock before the effective time of the Merger. If the market price of HBOC common stock decreases or increases before the effective time of the Merger, the market value of the HBOC common stock to be received by Company stockholders at the effective time of the proposed Merger would correspondingly decrease or increase.

     After the announcement of the proposed Merger, the Company's stock price, as reported on the Nasdaq National Market, increased significantly. If for any reason the proposed merger is terminated, the announcement of such termination may trigger an equivalent or greater decrease in the Company's stock price.


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

  Risk of Inability to Grow Through Acquisitions.

     The Company has grown, and (if the proposed merger is not consummated) intends to continue to grow, in part through acquisitions of products, technologies and businesses. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies and businesses and management's ability to effectively integrate and operate the new products, technologies or businesses. There is significant competition for acquisition opportunities in the industry, which may intensify due to consolidation in the industry, increasing the costs of capitalizing on such opportunities. The Company competes for acquisition opportunities with other companies that have significantly greater financial and management resources.

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



PART II.          OTHER INFORMATION

Item 2 Changes in Securities

       (a)  Not applicable.

       (b)  Not applicable.

       (c)  Not applicable.

       (d)  Use of Proceeds

     Use of proceeds information is disclosed with respect to the Company's registration statement on Form S-1, Securities and Exchange Commission No. 33-94132, which became effective on August 10, 1995. There were no changes to information to Form SR since its last filing on November 10, 1996.

Item 4  Submission of matters to a vote of security holders

       (a)  The annual meeting of shareholders was held on October 31, 1997.

       (b)  The meeting involved the election of the following directors:
            Marcia J. Radosevich, Ph.D., Harris A. Berman, M.D., Howard E. Cox, Jr., Richard H. Egdahl, M.D., and William G. Nelson, Ph.D.

       (c) The matters voted upon and the results of the voting were as follows:
            (for a more detailed description of items 2 please reference the Company's Proxy Statement filed with the Securities and Exchange Commission on September 26, 1997)

            (1) To fix the number of persons constituting the full Board of Directors at five and to elect the following nominees as Directors.

                                                          Number of Shares

                                                                       Withheld
                                                            For        Authority
                          Marcia J. Radosevich        12,572,448         449,840
                          Harris A. Berman            12,571,448         450,840
                          Howard E. Cox, Jr.          12,571,448         450,840
                          Richard H. Egdahl           12,569,948         452,340
                          William G. Nelson           12,577,448         444,840

            (2)  Approval of amendment to HPR 1995 Stock Plan.

                                                                Number of Shares
                          For                                          6,943,281
                          Against                                      3,868,781
                          Abstain                                         22,212
                          Broker Non-Vote                              2,188,014

            (3) Ratification of the selection of Coopers & Lybrand L.L.P. as accountants for fiscal year ending June 30, 1998.

                                                                Number of Shares
                          For                                         13,001,207
                          Against                                         17,000
                          Abstain                                          4,081

Item 5  Other Information

     On September 29, 1997 the Company announced that it had signed a definitive agreement to be acquired by HBO & Company ("HBOC"). Pursuant to the Agreement of Merger dated September 27, 1997 (the "Merger Agreement"), the Company will merge into a wholly-owned subsidiary of HBOC and each outstanding share of common stock of the Company will be converted into the right to receive six-tenths (0.6) of a share of common stock of HBOC (all such actions collectively, the "Merger"). All outstanding options to purchase the Company's common stock will be assumed by HBOC and will become options to purchase shares of HBOC common stock. The transaction is intended to be accounted for as a pooling of interests and to qualify as a tax-free reorganization. The Merger has been approved by the Boards of Directors of the Company and HBOC, but is still subject to various conditions, including regulatory review and approval, stockholder approval and other conditions to closing. A proxy statement of the Company and a prospectus of HBOC will be delivered to the stockholders of the Company in connection with the special meeting of stockholders of the Company to vote on the Merger.

     Pursuant to Section 10.1 of the Merger Agreement, the Merger Agreement may be terminated by either party under certain circumstances. The Company has agreed that if the Merger Agreement is terminated by the Board of Directors of the Company in the exercise of its good faith determination as to its fiduciary duties to the Company's stockholders imposed by law that such termination is required, the Company will pay HBOC (i) a fee in the amount of $10,000,000 and (ii) the amount of HBOC's reasonable costs and expenses in connection with the negotiation and performance of the Merger Agreement. Payment of the foregoing amounts shall not be in lieu of damages incurred if the Company breaches certain covenants in the Merger Agreement.


Item 6  Exhibits and Reports on Form 8-K


     (a)    Exhibits

            11.1    Statement re Computation of Earnings Per Share



     (b)    Reports on Form 8-K

            There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                     HPR INC.
                                                     (Registrant)

Dated:        November 12, 1997           /s/ Marcia J. Radosevich
                                          Marcia J. Radosevich
                                          Chairman of the Board, Chief Executive
                                          Officer, and President
                                          (Principal Executive Officer)


Dated:         November 12, 1997          /s/ Brian D. Cahill
                                          Brian D. Cahill
                                          Chief Operating Officer and Chief
                                          Financial Officer(Principal Financial
                                          and Accounting Officer)